Form 10QSB
period 1995-10-31
EDUDATA CORP
filed 1995-12-12
CIK 738194

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  October 31, 1995

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________.

                          Commission File No.: 0-12850


                              EDUDATA CORPORATION
       (Exact name of small business issuer as specified in its charter)


                  Delaware                              13-3152648
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification No.)


           376 Main Street, P.O. Box 74, Bedminster, New Jersey 07921
              (Address of principal executive offices) (Zip Code)


                                 (908) 234-0042
                (Issuer's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X       No _____

     State the number of shares outstanding of each of the issuer's classes of common stock: As of November 30, 1995, the issuer had 2,509,900 shares of its common stock, par value $.01 per share, outstanding.

    Transitional Small Business Disclosure Format (check one) Yes ___  No X

PART I  - FINANCIAL INFORMATION
Item 1. - Financial Statements



                      EDUDATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                      October 31,
                                                         1995
                                                      -----------
ASSETS:

Current assets:
 Cash and cash equivalents                            $  682,211
 Interest receivable and other assets                      1,224
                                                      ----------
         Total current assets                         $  683,435
                                                      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
 Accounts payable and
  accrued liabilities                                 $   24,220
                                                      ----------
         Total current liabilities                        24,220
                                                      ----------


Stockholders' equity:
 Common stock, $.01 par value,
  10,000,000 shares authorized,
  2,509,900 shares issued and
  outstanding                                             25,099
 Paid-in capital                                       2,667,171
 Accumulated deficit                                  (2,033,055)
                                                      ----------
         Total stockholders' equity                      659,215
                                                      ----------
         Total liabilities and stockholders'
           equity                                     $  683,435
                                                      ==========



                See accompanying note to consolidated financial
                                  statements.

                      EDUDATA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                  Three Months Ended
                                                      October 31,
                                                1995              1994
                                             ----------        ----------
Revenues:
 Interest income                             $    9,354        $    7,396

General and administrative
  expenses                                       12,561             5,142
                                             ----------        ----------

Income (loss) before income taxes            (    3,207)            2,254
Provision for income taxes                            -                 -
                                             ----------        ----------
Net income (loss)                            ($   3,207)       $    2,254
                                             ==========        ==========

Income (loss) per share                      $        -        $        -
                                             ==========        ==========

Weighted average number of
  shares outstanding                          2,509,900         2,509,900
                                             ==========        ==========



                     See accompanying note to consolidated
                             financial statements.

                      EDUDATA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                      Three Months Ended
                                                           October 31,
                                                  1995                  1994
                                               ---------             ----------

Net cash provided by (used in)
  operating activities                        ($  13,729)            $   1,283

Net cash flows from investing activities:
  Purchase of U.S. Treasury securities                 -             (  29,261)
                                               ---------             ---------
    Net cash used in investing
      activities                                       -             (  29,261)
                                               ---------             ---------

Net decrease in cash and cash
  equivalents                                 (   13,729)            (  27,978)
Cash and cash equivalents at
  beginning of period                            695,940               692,066
                                               ---------             ---------
Cash and cash equivalents at
  end of period                                $ 682,211             $ 664,088
                                               =========             =========

Reconciliation of net income (loss)
  to net cash provided by operating
  activities:
         Net income (loss)                    ($   3,207)            $   2,254
         Adjustments:
           Change in other current assets             40             (      59)
           Change in accounts payable and
             accrued liabilities              (   10,562)            (     912)
                                               ---------             ---------
           Net cash provided by (used in)
             operating activities             ($  13,729)            $   1,283
                                               =========             =========



                     See accompanying note to consolidated
                             financial statements.

                      EDUDATA CORPORATION AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 1995 AND 1994
                                  (Unaudited)


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements of Edudata Corporation and subsidiaries (the "Company") as of October 31, 1995 and for the three-month periods ended October 31, 1995 and 1994 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"), although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1995 as filed with the Commission.

         The results of operations for the three months ended October 31, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations
----------

     The Company's operations resulted in a net loss of $3,207 for the three months ended October 31, 1995, compared to net income of $2,254 for the comparable period of the prior fiscal year. Significant fluctuations in revenue and expense items were as follows:

     a. Interest income for the quarter ended October 31, 1995 was $9,354, compared to $7,396 in the comparable period in 1994. The Company's funds were invested principally in U.S. Treasury securities for the quarters ended October 31, 1995 and 1994. This increase in interest income is attributable primarily to higher interest rates during the three months ended October 31, 1995, compared to the same period in 1994.

     b. General and administrative expenses were $12,561 for the quarter ended October 31, 1995 compared to $5,142 for the same quarter in 1994. An increase in management fees and professional fees were the principal reasons for the increase. The management fee charged by an affiliate of the Company was $3,000 for the quarter ended October 31, 1995 and was for accounting, cash management, and other general and administrative expenses incurred by the affiliate on behalf of the Company. The charge is based on the affiliate's estimated costs, and management believes the allocation method is reasonable. The increase in professional fees was incurred in connection with the review of a potential operating business for the Company. The Company is not party to any agreement or potential agreement at this time.

     c. No income tax expense was recorded in the quarter ended October 31, 1994 due to the utilization of net operating loss carryforwards.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents of $682,211 at October 31, 1995 consisted principally of U.S. treasury bills of $646,327 with maturity dates in January 1995. The yields on these securities averaged 5.47%. Net working capital at October 31, 1995 was $659,215, a decrease of $3,207 from July 31, 1995. This decrease was due entirely to the results of operations for the three months ended October 31, 1995. Management believes the Company's cash and cash equivalents are adequate for its current business activities and for seeking and acquiring an operating business. Management is actively seeking an acquisition with the goal of becoming an operating company as soon as possible.

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter for which this Form 10-QSB is filed.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   EDUDATA CORPORATION


Dated:   December 12, 1995         By:  /s/ Mark Koscinski
                                   ----------------------------------
                                   Mark Koscinski
                                   Vice President
                                   Principal Finance and
                                   Accounting Officer