Form 10QSB
period 1996-01-31
EDUDATA CORP
filed 1996-03-18
CIK 738194

FORM 10-QSB

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  January 31, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-12850
                                               -------

                              EDUDATA CORPORATION
                              -------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      13-3152648
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


          376 Main Street, P.O. Box 74, Bedminster, New Jersey 07921
          ----------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                (908) 234-0042
                (Issuer's telephone number, including area code)

                                 Not Applicable
                              ------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)
     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                          Yes   X     No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: As of February 29, 1996, the issuer had 2,509,900 shares of its common stock, par value $.01 per share, outstanding.

PART I-   FINANCIAL INFORMATION
Item 1.   Financial Statements



                      EDUDATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)



                                                                January 31,
                                                                   1996
                                                                ----------

ASSETS:

Current assets:
 Cash and cash equivalents                                      $  623,983
 Marketable securities, at market                                   55,663
 Interest receivable                                                 1,043
                                                                ----------
         Total current assets                                   $  680,689
                                                                ==========


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
 Accounts payable and
  accrued liabilities                                           $   19,539
                                                                ----------
         Total current liabilities                              $   19,539
                                                                ----------


Stockholders' equity:
 Common stock, $.01 par value,
  10,000,000 shares authorized,
  2,509,900 shares issued and
  outstanding                                                       25,099
 Paid-in capital                                                 2,667,171
 Accumulated deficit                                            (2,031,120)
                                                                ----------
         Total stockholders' equity                                661,150
                                                                ----------
         Total liabilities and stockholders'
           equity                                               $  680,689
                                                                ==========





           See accompanying notes to consolidated financial statements.

                      EDUDATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                               Three Months Ended
                                                                   January 31,

                                                            1996                  1995
                                                         ----------             ---------

Revenues:
  Interest income                                        $    8,940             $    8,545
  Net gains on marketable
    securities                                                1,412                      -
                                                         ----------             ----------
  Total revenues                                             10,352                  8,545

General and administrative expenses                           8,417                  7,799
                                                         ----------             ----------

Income before income taxes                                    1,935                    746

Provision for income taxes                                        -                     75
                                                         ----------             ----------

Net income                                               $    1,935             $      671
                                                         ==========             ==========

Net income per share                                     $        -             $        -
                                                         ==========             ==========

Weighted average number of
  shares outstanding                                      2,509,900              2,509,900
                                                         ==========             ==========
















           See accompanying notes to consolidated financial statements.

                      EDUDATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                                  Six Months Ended
                                                                     January 31,
                                                            1996                   1995
                                                         ----------             ----------

Revenues:
  Interest income                                        $   18,294             $   15,941
  Net gains on marketable
    securities                                                1,412                      -
                                                         ----------             ----------
  Total revenues                                             19,706                 15,941

General and administrative
  expenses                                                   20,978                 12,941
                                                         ----------             ----------

Income (loss) before income taxes                        (    1,272)                 3,000

Provision for income taxes                                        -                     75
                                                         ----------             ----------

Net income (loss)                                       ($    1,272)            $    2,925
                                                         ==========             ==========

Net income (loss) per share                              $        -             $        -
                                                         ==========             ==========

Weighted average number of
  shares outstanding                                      2,509,900              2,509,900
                                                         ==========             ==========









           See accompanying notes to consolidated financial statements.

                      EDUDATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                                    Six Months Ended
                                                                       January 31,
                                                              1996                  1995
                                                          ------------          ------------


Net cash used by
  operating activities                                   ($  17,706)            ($  1,639)
                                                          ---------              --------

Cash flows from investing activities:
    Purchase of marketable securities                    (  112,813)                    -
    Sale of marketable securities                            58,562                     -
    Purchase of U.S. Treasury
      securities                                                  -             ( 634,389)
                                                         ----------             ---------
    Net cash used by
          investing activities                           (   54,251)            ( 634,389)
                                                          ---------             ---------

Net decrease in cash and
  cash equivalents                                       (   71,957)            ( 636,028)

Cash and cash equivalents at
 beginning of period                                        695,940               692,066
                                                          ---------             ---------
Cash and cash equivalents at
 end of period                                            $ 623,983             $  56,038
                                                          =========             =========

Reconciliation of net income (loss)
  to net cash used in operating activities:
Net income (loss)                                        ($   1,272)            $   2,925
Adjustments:
 Net gain on marketable
  securities                                             (    1,412)                    -
 Change in other current assets                                 221             (     304)
 Change in accounts payable and
  accrued liabilities                                    (   15,243)            (   4,260)
                                                          ---------              --------
Net cash used by operating activities                    ($  17,706)            ($  1,639)
                                                          =========              ========







           See accompanying notes to consolidated financial statements.

                      EDUDATA CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 1996 AND 1995
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements of Edudata Corporation and subsidiaries (the "Company" or "Edudata") as of January 31, 1996 and for the three month and six month periods ended January 31, 1996 and 1995 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1995 as filed with the Securities and Exchange Commission.

     The results of operations for the three months and six months ended January 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.


2. Subsequent Events
   -----------------

     On March 1, 1996, the Company completed the acquisition of Bavarian Dental Instruments, Inc. ("BDI") and Dental Medical Diagnostic Systems, LLC ("DMD"). The acquisition was effected pursuant to the terms of two Contribution Agreements dated February 29,1996 ("Contribution Agreements") between Edudata and BDI and Edudata and DMD. Pursuant to the Contribution Agreements the former shareholders of BDI and DMD received a total of 5,000,000 shares of newly issued Edudata restricted common stock, constituting approximately 66.7% of the of the Edudata's outstanding common stock, taking into consideration the newly issued shares. Also, pursuant to the terms of the Contribution Agreement, upon consummation of the acquisition, the then current members of the board and management of Edudata resigned and a new board of directors designated by BDI and DMD (Robert H. Gurevitch, Hiroki Umezaki, Marvin H. Kleinberg, and Gerald L Kitano) was appointed, along with Robert H. Guervitch being designated as Chief Executive Officer. The assets and liabilities acquired by the Company consisted of primarily cash and cash equivalents, accounts receivable, inventory, furniture and fixtures, accounts payable, accrued liabilities and notes payable. DMD is a manufacturer and distributor of intraoral cameras. BDI is a distributor of dental burs. DMD and BDI are headquartered in Westlake Village, CA, and operate a manufacturing and distribution facility in Irvine, CA. BDI and DMD has approximately 27 full-time employees and one part-time employee.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

Net cash flows used by operating activities were $17,706 and $1,639 for the six months ended January 31, 1996 and 1995, respectively. The decrease in accounts payable and accrued liabilities of $15,243 was the principal use of cash by operating activities during the six months ended January 31, 1996. Investing activities in the first six months of the current fiscal year consisted of the net purchase of marketable securities of $54,251. In the comparable period of the prior fiscal year, investing activities consisted of the purchase of U.S. Treasury securities with an original maturity of three months or over.
U.S. Treasury securities with an original maturity date of less than three months are considered cash equivalents.

Cash and cash equivalents were $623,983 at January 31, 1996. Cash equivalents of approximately $548,070 consisted of U.S. Treasury bills which will mature in April 1996. Net working capital was $661,150, a decrease of $1,272 from July 31, 1995. This decrease was due to the results of operations for the six months ended January 31, 1996. Aside from the investment of its liquid assets, the Company's future operations will depend upon management's ability to find a suitable acquisition of an operating business. The Company is actively seeking an acquisition and has the goal of becoming an operating company as soon as possible. Management believes the Company's working capital is adequate for its remaining business activities and for seeking and acquiring an operating business.


Results of Operations

The Company recorded net income of $1,935 and a net loss of $1,272 for the three and six months ended January 31, 1996, respectively, and net income of $671 and $2,925 respectively, for the comparable periods of the prior fiscal year. Interest income was $8,940 for the quarter ended January 31, 1996, compared to $8,545 for the comparable period of the prior fiscal year. In the six months ended January 31, 1996, interest income was $18,294 compared to $15,941 for the six months ended January 31, 1995. The Company had realized gains on marketable securities of $2,312 and unrealized losses of $900 for the six months ended January 31, 1996 compared to no gains for the comparable six month period of the prior fiscal year. Marketable securities are recorded at fair value with unrealized gains or losses being recognized in earnings. General and administrative expenses were $8,417 for the quarter ended January 31, 1996 compared to $7,799 for the quarter ended January 31, 1995. For the six months ended January 31, 1996, general and administrative expenses were $20,978, an increase of $8,037 from $12,941 recorded in the comparable period of the prior fiscal year. The increase in expenses was due principally to professional fees incurred in the search for a suitable acquisition candidate, and management fees charged by an affiliate of the Company. The fees were based on the affiliate's estimated costs for accounting, cash management and other general and administrative expenses incurred by the affiliate on behalf of the Company. Management believes the allocation method is reasonable. The management fees were $3,000 and $6,000 for the three and six months ended January 31, 1996, respectively.

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are filed as part of this report:

(a)      Exhibits

          10.1 Contribution Agreement entered into between Robert H. Gurevitch, Hiroki Umezaki, Fred Kinley and Dewey Perrigo and Edudata Corporation dated February 29, 1996*

          10.2 Contribution Agreement entered into between Robert H. Gurevitch, Anatoly Borodyansky and Dewey Perrigo and Edudata Corporation dated Februray 29, 1996*

          27.1      Financial Data Schedule - filed herewith

(b)       Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter for which this Form 10-QSB is filed.

--------------------
* See Report on Form 8-K reporting event that occured on March 1, 1996

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               EDUDATA CORPORATION



Dated:    March 11, 1996              By:  /s/ Robert H. Gurevitch
                                      -----------------------------------
                                      Robert H. Gurevitch
                                      Chief Executive Officer