Form 10QSB
period 1996-06-01
EDUDATA CORP
filed 1996-07-22
CIK 738194

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

MARK ONE:

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
         For the quarter  June 1, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from                  to                 .

                         Commission file number 0-12850

                               EDUDATA CORPORATION
        (Exact name of small business issuer as specified in its charter)

          Delaware                                               13-3152648
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

          200 N. Westlake Blvd., Suite 202, Westlake Village, CA 91362
                    (Address of principal executive offices)

          Issuer's telephone number, including area code (805) 381-2700


(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---    ---
State the number of shares of registrant's common stock outstanding as of July 19, 1996: 8,746,900.

Transitional Small Business Disclosure Format    Yes [ ]    No [X]

                      EDUDATA CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                  JUNE 1, 1996

PART I - FINANCIAL INFORMATION                                                    PAGE
      Item 1  Interim Condensed Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheet - June 1, 1996                    3

              Condensed Consolidated Statement of Operations-Thirteen Week
              Period Ended June 1, 1996                                              4

              Condensed Consolidated Statement of Shareholders' Equity-
              Thirteen Week Period Ended June 1, 1996                                5

              Condensed Consolidated Statement of Cash Flows-Thirteen Week
              Period Ended June 1, 1996                                              6

              Notes to Interim Condensed Consolidated Financial Statements           7

      Item 2  Management's Discussion and Analysis or Plan of Operation              9


PART II - OTHER INFORMATION

      Item 6  Exhibits and Reports on Form 8-K                                      13

              (a)  Exhibits                                                         13

              (b)  Reports on Form 8-K                                              13

      Signatures                                                                    14

      Exhibit 11 Statement Regarding Computation of Net Income (Loss) Per Share     15

      Exhibit 27 Financial Data Schedule                                            16

                         PART I - FINANCIAL INFORMATION

    ITEM 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      EDUDATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 1, 1996
                                  (Unaudited)

ASSETS

Current Assets:
   Cash and cash equivalents                                        $   545,103
   Accounts receivable, less allowances for bad
     debts and sales returns of $28,975                                 482,696
   Inventories                                                        1,397,656
   Prepaid expenses and other                                            87,358
                                                                    -----------
      Total current assets                                            2,512,813

   Property and equipment, net                                          290,923
   Other assets                                                          35,788
                                                                    -----------
   Total assets                                                     $ 2,839,524
                                                                    ===========
LIABILITIES AND SHAREHOLDERS'
EQUITY

Current liabilities:
   Accounts payable                                                 $ 1,212,744
   Accrued salaries and wages                                            97,620
   Other accrued expenses                                               341,203
   Customer deposits                                                     31,619
   Current portion of capital lease obligations                          15,505
   Notes payable to related parties                                     302,015
                                                                    -----------
      Total current liabilities                                       2,000,706

Capital lease obligations                                                71,333
Other long term liabilities                                              13,304
                                                                    -----------
      Total liabilities                                               2,085,343

Commitments and contingencies

SHAREHOLDERS' EQUITY:
   Common stock, par value $.01 per share; 10,000,000 shares
      authorized; 8,746,900 shares issued and outstanding                87,469
   Paid in capital                                                    2,331,915
   Accumulated deficit                                               (1,665,203)
                                                                    -----------

      Total shareholders' equity                                        754,181
                                                                    -----------
      Total liabilities and shareholders' equity                    $ 2,839,524
                                                                    ===========

The accompanying notes are an integral part of these interim consolidated financial statements.

                      EDUDATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE THIRTEEN WEEK PERIOD ENDED JUNE 1, 1996
                                  (Unaudited)

Net sales                                                           $ 3,258,631

Cost of sales                                                        (1,767,582)
                                                                    -----------
     Gross profit                                                     1,491,049

Operating expenses

   Selling, general and administrative expenses                       1,436,336

   Research and development expenses                                     87,625

   Interest expense                                                       7,078
                                                                    -----------
Net loss                                                            $   (39,990)
                                                                    ===========
Net loss per common share                                           $      (.01)
                                                                    ===========
Weighted average common shares outstanding                            7,829,830
                                                                    ===========

          The accompanying notes are an integral part of these interim consolidated financial statements.

                      EDUDATA CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE THIRTEEN WEEK PERIOD ENDED JUNE 1, 1996
                                   (Unaudited)


                           Number of Shares   Common     Paid In      Accumulated
                           Outstanding        Stock      Capital      Deficit        Total
                           ----------------   -------    -------      -----------    ----------
Balance at March 2,
   1996                    7,509,900          $75,099   $1,289,782    $(1,625,213)   $ (260,332)


Issuance of common stock
  for cash, net of
  issuance costs           1,237,000           12,370    1,042,133                    1,054,503



Net loss                                                                 $(39,990)      (39,990)
                           ---------          -------   ----------    -----------    ----------

Balance at June 1, 1996    8,746,900          $87,469   $2,331,915    $(1,665,203)   $  754,181
                           =========          =======   ==========    ============   ==========



    The accompanying notes are an integral part of these interim consolidated financial statements.

                      EDUDATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THIRTEEN WEEK PERIOD ENDED JUNE 1, 1996
                                  (Unaudited)

Cash flows from operating activities:
Net loss                                                            $   (39,990)
Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation and amortization                                          13,744
  Allowances for bad debts and sales returns                                696
  Inventory write down                                                    4,822
  Deferred rent                                                             675
Changes in operating assets and liabilities:
(Increase) decrease in:
    Accounts receivable                                                (434,369)
    Inventories                                                        (330,393)
    Prepaid expenses and other                                           65,627
    Other assets                                                            252
Increase (decrease) in:
    Accounts payable                                                   (308,092)
    Accrued expenses                                                    214,791
    Customer deposits                                                  (217,726)
                                                                    -----------

Net cash used by operating activities                                (1,029,963)
                                                                    -----------
Cash flows from investing activities:
    Purchase of property and equipment                                  (75,982)
                                                                    -----------
Cash flows from financing activities:
    Decrease in book overdraft                                          (49,906)
    Payment of accounts payable in excess of terms to related party     (79,218)
    Net proceeds from issuance of common stock                        1,088,561
    Proceeds from borrowings from related parties                        25,000
                                                                    -----------

Net cash provided by financing activities                               984,437
                                                                    -----------

Net decrease in cash and cash equivalents                              (121,508)

Cash and cash equivalents, beginning of period                          666,611
                                                                    -----------
Cash and cash equivalents, end of period                            $   545,103
                                                                    ===========
Supplemental cash flow information:
    Common stock issuance costs incurred
      not paid for at period end                                    $    34,058


The accompanying notes are an integral part of these interim consolidated financial statements.

                      EDUDATA CORPORATION AND SUBSIDIARIES.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THIRTEEN WEEK PERIOD ENDED
                                  JUNE 1, 1996
                                  (Unaudited)


1. General

   The accompanying unaudited interim condensed consolidated financial statements include the accounts of Edudata Corporation and Subsidiaries (the "Company"). They have been prepared in accordance with generally accepted accounting principals for interim financial information and with instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the thirteen week period ended June 1, 1996 are not necessarily indicative of the results that may be expected for the year ending March 1, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the period ended March 2, 1996.

2. Summary of Significant Accounting Policies

   Basis of Presentation

   Since inception, the Company has incurred start-up losses and has an accumulated consolidated deficit of approximately $1,665,203 at June 1, 1996.

   The Company has funded these losses, and intends to fund possible future losses, through offering of notes and equity and/or debt securities and ultimately, through the attainment of positive operating cash flows. Through the acquisition of the Company's subsidiaries, Dental/Medical Diagnostic Systems ("DMD") and Bavarian Dental Instruments ("BDI"), by Edudata (see Note 2 to the Company's Annual Report on Form 10-KSB), the Company raised approximately $606,000, net of issuance costs and recently completed the sale of 1,237,000 shares of the Company's common stock for approximately $1,055,000, net of issuance costs, through an offshore offering pursuant to Regulation S (Note 5). The Company plans additional equity financing offerings.

   The ability of the Company to raise additional funds and ultimately achieve positive operating cash flow is uncertain and, therefore, this raises substantial doubt about the Company's ability to continue as a going concern. The accompanying interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the combined financial statements relate to the assessment of the carrying value of accounts receivable, inventories and warranty provision. Actual results could differ from those estimates.

   Earnings (Loss) Per Share

   Earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the periods presented and common stock equivalent unless antidilutive.

3. Related Party Transactions

   From March 3, 1996 to June 1, 1996, the Company purchased 500 teli-cameras and frame grabber units at an aggregate cost of $375,000 from Boston Marketing, a related party. Amounts payable to Boston Marketing at June 1, 1996 totaled $380,827 and are included in accounts payable. Through July 18, 1996, an additional 400 camera and frame grabber circuitry units have been purchased from Boston Marketing at an aggregate cost of $300,000. Subsequent to June 1, 1996, payments totaling approximately $225,000 have been made to Boston Marketing.

   On April 11, 1996 Boston Marketing loaned the Company $25,000 in exchange for a promissory note that bears interest at 6% per annum and is due within six months.

4. Inventories

   Inventories at June 1, 1996 consisted of the following:

      Raw materials                   $  493,141

      Work in process                    439,642

      Finished goods                     464,873
                                      ----------
      Total                           $1,397,656
                                      ==========

   Finished goods inventory included $ 146,555 of dental burs.

5. Capital Transactions

   On May 30, 1996, the Company completed the sale of a total of 1,237,000 shares of its common stock to six foreign investors pursuant to Regulation S of the Securities Act of 1933, as amended. Each share was sold at a price of $.88 per share and, consequently, the Company raised approximately $1,055,000 from the sales, net of related expenses of approximately $34,000.

   On March 5, 1996, the Company issued options to purchase 15,000 shares of common stock to each of the four new board members and 120,000 options to purchase common shares to an individual for services in connection with the acquisition of DMD and BDI. All options are exercisable at $.30 per share and expire on March 4, 2001. In April 1996, the Company granted 395,000 stock options to employees and independent regional sales representatives. These options vest over five years, are exercisable at $1 per share and expire in 2006.


   On July 2, 1996, the Company modified the vesting period and expiration date on 275,000 options granted to Company employees on April 1996. These options have been modified so that they are now fully vested, rather than over five years, and expire in 2001, rather than 2006. The exercise price of the options remain $1.00 per share.

6. Advertising and Promotion Expense

   Total advertising and promotion expense incurred for the period from March 3, 1996 to June 1, 1996 was $371,802.

7. Income Taxes

   The difference between the federal statutory tax rate of 34% and the Company's effective tax rate of 0% is the result of incurring losses from March 3, 1996 to June 1, 1996 without current tax benefit.

   As of March 2, 1996, the Company had net operating loss carryforwards for federal purposes of approximately $1,928,000. The majority of these net operating loss carryforwards expire between 1999 and 2006. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and are subject to various complex tax rules and regulation which maybe subject to varying interpretations.

Item 2. - Management's Discussion and Analysis or Plan of Operation

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the thirteen week period ended June 1, 1996. This discussion should be read in conjunction with the financial statements and notes thereto, included in this Report on Form 10-QSB and the Company's financial statements and notes thereto, included in the Company's Annual Report on From 10-KSB for the period ended March 2, 1996. The statements contained in this Item 2 are based on current expectations. The statements are, in part, forward-looking and actual results may differ materially.

As more fully described in the Company's Annual Report on Form 10-KSB for the period ended March 2, 1996, the Company purchased 100% of the outstanding member interests of Dental/Medical Diagnostic Systems, LLC ("DMD") and the capital of Bavarian Dental Instruments, Inc. ("BDI"). Immediately subsequent to the transaction, the former members of DMD and shareholders of BDI owned approximately 66.7% of Edudata's outstanding common stock and management control of Edudata was transferred to the former management of DMD and BDI. Accordingly, for accounting purposes the acquisition was treated as a recapitalization of DMD and BDI with DMD and BDI combined as the acquiror (reverse acquisition). As a result, the combined historical financial statements of DMD and BDI became the financial statements of Edudata. Since both DMD and BDI were only formed in October and November of 1995, and since the historical combined financial statements of DMD and BDI became the financial statements of Edudata, there is no comparable financial information for the comparable period of the preceding fiscal year.

DMD was formed in October 1995 and has been primarily involved in designing, developing, manufacturing and marketing the TeliCam Intraoral Camera Systems (the "TeliCam Systems"). The first shipments to customers of the TeliCam Systems commenced in early February 1996.

BDI was formed in November 1995 and has been primarily involved in negotiating distribution agreements to import from Russia and to distribute and market dental burs in the United States and elsewhere. The first sales of burs commenced in early March 1996. However, on July 9, 1996, the Company determined to discontinue the dental bur product line. The Company intends to either sell the dental bur product line and/or liquidate the remaining finished goods. The Company is in the process of identifying qualified buyers of the business and is continuing to sell the remaining dental bur inventory.

Because of the limited history of the Company's operations and because the Company anticipates increased sales of its TeliCam Systems business, the results of operations for the period presented is not indicative of future results.

Results of Operations

For the thirteen week period ended June 1, 1996 ("current period"), total net sales for the Company's two product lines, TeliCam intraoral camera systems and dental burs, amounted to $3,258,631. Total cost of sales amounted to $1,767,582, or 54% of net sales. Gross margin for both product lines totaled $1,491,049 or 46% of net sales. Selling, general and administrative expenses related to both product lines totaled $1,436,336. Research and development expenses and interest expense totaled $87,625 and $7,078, respectively. For the current period, operating profits before interest expense relating to the TeliCam intraoral camera systems product line totaled $136,267. Operating losses before interest expense relating to the dental bur product line totaled ($169,179) in the current period. On a consolidated basis the net loss for the current period totaled ($39,990) or ($.01) per share.

TeliCam Intraoral Camera Systems Product Line:

Sales: Net sales for the current period totaled $3,137,357 and primarily relate to sales of the Company's TeliCam Systems. Net sales have increased in the current period as compared with the period from inception (October 23, 1995) to March 2, 1996 (the "prior period") due to increased orders, production and shipments. As the

Company's business continues to expand, sales are expected to increase, however, sales of the Company's TeliCam Systems in the second quarter of fiscal 1997 may be impacted by seasonal decreases in sales which are expected to occur in the summer months.

Cost of Sales: Cost of sales relating to the TeliCam Systems and related products totaled $1,735,858 for the current period, or 55% of sales. The cost of sales include direct costs of production, including raw materials, labor and overhead. Cost of sales have increased due to the increase in TeliCam Systems shipments. However, cost of sales as a percentage of net sales has decreased as compared with the prior period due to decreased raw material costs, improvements in production efficiencies, absorption of fixed costs over a larger production volume and reduced expenses relating to camera modifications.

Selling, General and Administrative Expenses: Selling, general and administrative expenses relating to the TeliCam Systems product line totaled $1,177,607 for the current period. These expenses relate to the enhancement and execution of the Company's business plan, administering the continuing design, development, manufacture and marketing of the Company's camera systems and include the following: advertising and promotion expenses totaled $239,428 relating to trade show fees, trade magazine advertising and direct mail promotions; travel expenses relating to attendance at trade shows totaled $51,687; wages and benefits totaled $288,958 relating to sales and production administration, marketing, sales and customer support staff and finance and accounting personnel; commissions resulting from the sales of the intraoral dental camera systems totaled $382,290; professional and consulting fees relating to general corporate legal and financial matters totaled $41,507; rent and utilities supporting the sales and administration activities amounted to $38,784; and other general and administrative expenses totaled $134,953. These expenses are expected to increase in future periods due to the need for additional support functions as the Company's sales increase.

Research and Development Expenses: Research and development expenses relating to the TeliCam Systems totaled $87,625 in the current period and relate to direct expenses of ongoing design and development of enhancements to the Company's camera system. These expenses are comprised of wages and benefits, design and development fees, and raw material used in the development of prototypes. These expenses are expected to continue in future periods.

Dental Bur Product Line:

Due to lower than expected dental bur sales and less than anticipated synergy with the TeliCam Systems product line, on July 9, 1996, the Company determined to discontinue its dental bur product line. The Company intends to either sell the dental bur product line and/or liquidate the remaining inventory. The Company is currently in the process of identifying qualified buyers of this product line and is continuing to sell its remaining finished goods. Remaining assets and liabilities relating to this product line primarily consist of approximately $174,000 of finished goods inventory and $30,000 of accounts payable and accrued expenses. No material loss, if any, is expected from the disposal of this product line or liquidation of the remaining finished goods, although no assurance can be made that this will not occur.

Sales: Dental bur net sales in the current period amounted to $121,274. Net sales of dental burs increased in the current period as compared with the prior period due to commencement of dental bur sales in March 1996. As previously discussed, since the Company decided to discontinue the dental burs product line, sales from dental burs will decrease in future periods.

Cost of Sales: Cost of sales relating to the sales of dental burs totaled $31,724 in the current period, or 26% of net sales, and include dental bur product costs. These expenses have increased in the current period as compared with the prior period due to increased sales. Cost of sales is expected to decrease in future periods as sales decline.

Selling, General and Administrative Expenses: Selling, general and administrative expenses relating to the dental bur business totaled $258,729 in the current period. These expenses relate the importing, distribution, marketing and selling the dental bur product. Expenses for the current period included the following: advertising and promotion expenses totaled $131,159 relating to trade shows fees, trade magazine advertising and direct mail promotion; commissions on dental bus sales totaled $19,458; wages and benefits relating to the administration, marketing, selling, distribution, accounting and finance functions totaled $49,830; related rent and utilities expenses totaled $20,933; and other expenses totaled $37,349. These expense will decrease in future periods as this product line is discontinued.

Interest Expense

Interest expense totaled $7,078 in the current period and related to interest on the notes payable to related parties and lease obligations. Interest expense is expected to continue at this level in future periods.

Capital Resources and Liquidity

For the current period, the Company used net cash in operating activities of $1,029,963. Accounts receivable increased $434,369 due to the increase in intraoral dental cameras sales in the current period. Inventory levels increased $330,393 in anticipation of increased sales and production levels. Accounts payable was paid down by $308,092 and customer deposits decreased $217,726 due to shipments of product. These increases in working capital were partially financed by accrued liabilities which increased $214,791.

Capital expenditures totaled $75,982, in the current period and related to purchase of additional computer equipment to support the administrative and production functions of the Company and payment of capital lease obligations and accounts payable relating to equipment purchase.

Bank overdrafts decreased in the current period by $49,906 and $79,218 of accounts payable in excess of terms were paid to a related party. These cash outflows were primarily financed through the sale of 1,237,000 shares of common stock to foreign investors which raised approximately $1,055,000, net of issuance costs and issuance of a note totaling $25,000 to a related party.

The Company needs additional cash to continue to pay down its current liabilities and to finance increases in accounts receivable and inventory necessary to support anticipated increased sales levels in its TeliCam Systems business. The Company believes that funds available from operations and the ability to raise funds through additional sales of equity and/or debt securities will be adequate to finance its operations and meet its obligations. There can be no assurance, however, that operations and/or efforts to raise funds through the sale of its securities will provide adequate cash or that such capital will be available at terms acceptable to the Company, or at all.

Seasonality

It is expected that the Company's business will be moderately seasonal, with lower sales in the summer months.

New Accounting Pronouncements

The FASB recently issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which is effective for financial statements for fiscal years beginning after December 15, 1995. SFAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation cost for stock-based compensation under SFAS 123 or APB Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting provisions of APB Opinion No. 25 will be required to make pro forma disclosure of net income and earnings per share as if the provisions of SFAS 123 had been applied. The Company is in the process of evaluating SFAS 123. The potential impact on the Company by adopting the new standard has not been quantified at this time. The Company is required to implement SFAS 123 in fiscal 1997.

Risk Issues and Uncertainties

The statements contained herein are based on current expectations. These statements are forward looking, and actual results may differ materially. While the management of Edudata is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook.

Technological Change: Management believes that the TeliCam System is the only intraoral camera presently capable of capturing and displaying images without the use of a printer, unlike other systems. However, in this period of rapid technological change, competitors may develop systems that could impact the marketplace's acceptance of the TeliCam System.

Customer Acceptance: The Company is in the early stages of marketing the TeliCam System product through DMD. As such, the degree to which the market will accept and purchase these products is unknown. Accordingly, the Company's performance and revenue will be impacted depending upon the marketplace acceptance of these products. While the Company has tested the TeliCam System, user acceptance and market penetration rates ultimately dictate the success of the marketing efforts of these products.

Prices: Future prices that the Company is able to obtain for its products may increase or decrease from current levels depending upon competitive market or cost factors.

Intellectual Property Rights: While the Company does not own the patents, DMD holds the exclusive worldwide rights to market the TeliCam and Frame Grabber Circuitry (#CS6110 NTSC-PAL) to the dental market and has the rights to use the "TeliCam" trademark through an agreement with Boston Marketing. The Company also holds the exclusive rights to market and sell JV "Dentomal" and NPO "ALTECH" manufactured dental burs in sixteen North and South American countries, including the United States and Canada, for a period of three (3) years that began in December, 1995. However, the Company may sell the dental bur rights, along with the dental bur product line as discussed above. Nevertheless, there can be no assurance that these efforts to protect these agreements and property rights will be successful.

Competition: There are many companies that compete in the intraoral camera market. The Company believes that the TeliCam Systems offered by it are superior to competing products currently being marketed to the dental industry at the current price points. Several of the companies with which the Company competes are better financed and have better resources than the Company. There can be no assurance that competitive pressures will not result in price reductions or that other developments in the markets will have an adverse effect on the Company.

Suppliers: The Company purchases the non-proprietary hardware components included as part of its TeliCam System from outside sources. Except for the CCU processor, an important system component, which is purchased from a single supplier under an agreement with Boston Marketing, discussed above, other key components are available from a limited number of suppliers. Although there are a limited number of suppliers of these key component parts, management believes that other suppliers could be found to provide similar components on comparable terms. However, changes in key suppliers could cause delays in manufacturing and distribution of products and a possible loss in sales which could adversely affect future operating results.

Disposition of the Dental Bur Product Line: On July 9, 1996, the Company determined to discontinue its dental bur product line. The Company intends to either sell the dental bur product line and/or liquidate the remaining finished goods. Although the Company does not expect a loss from the disposition, there can be no assurance that this will not occur.

Conflict of Interests: The Company's Executive Vice President, Secretary and Director, Hiroki Umezaki, is also an owner of Boston Marketing. As described more fully in Item 12 in the Company's Annual Report on Form 10-KSB for the period ended March 2, 1996, the Company has entered into agreements with Boston Marketing with respect to the TeliCam System and Boston Marketing has loaned money to the Company.

                           PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

   (3)  Exhibits:

        (3)(i) Certificate of Incorporation and by-laws.*
        (3)(ii) Certificate of Amendment to Certificate of Incorporation.**

        (4)(b) Stock Appreciation Rights Plan.*
        (10.1) The Contribution Agreement dated February 29, 1996 by and between the Company and DMD.***
        (10.2) Contribution Agreement dated February 29, 1996 by and between the
            Company and BDI.***
        (10.3) Letter of Authorization and Declaration of Exclusive Rights by JV
            "DENTOMAL" to BDI dated December 25, 1995.***
        (10.4) Letter of Authorization dated January 3, 1996 and Declaration of
            Exclusive Rights dated December 21, 1995 by NPO "ALTECH" to BDI.*** (10.5) Agreement by and between DMD and Boston Marketing Company, Ltd.
            dated February 1, 1996***
        (11) Statement re: Computation of earnings per share.****
        (27) Financial Data Schedule.****

(b) Reports on Form 8-K

         On March 17, 1996, the Company filed a report on Form 8-K, dated March 1, 1996 regarding the acquisition of DMD and BDI.

         On May 15 and 20, 1996, the Company filed an amendment to the Form 8-K dated March 1, 1996 to submit the required financial statements regarding the acquisition of DMD and BDI.

         On May 31, 1996, the Company filed a Form 8-K, dated May 20, 1996 disclosing the Company's change in year end.

* Incorporated by reference to Exhibits 3(a) and 3(b) to Registrant's Registration Statement on Form S-1 (File No. 2-88997)

** Incorporated by reference to Exhibit 3(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1987.

*** Incorporated by reference to the exhibits to Registrant's Report on Form 8-K, dated March 1, 1996.

**** Included herewith.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized.

                                                Edudata Corporation

Dated July 22, 1996                             By: /s/ Robert H. Gurevitch
                                                ---------------------------
                                                Robert H. Gurevitch
                                                Chairman of the Board and Chief
                                                Executive Officer