Form 10QSB
period 1996-08-31
EDUDATA CORP
filed 1996-10-21
CIK 738194

                     The SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

MARK ONE:

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter, August 31, 1996

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

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                               ---     ---

State the number of shares of registrant's common stock outstanding as of October 18,1996: 8,746,900.

Transitional Small Business Disclosure Format     Yes [   ]    No [ X ]

                      EDUDATA CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                 August 31, 1996


PART I - FINANCIAL INFORMATION                                                                 PAGE
                                                                                               ----
         Item 1  Interim Condensed Consolidated Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheet-August 31, 1996                             3

                 Condensed Consolidated Statements of Operations                                  4
                 Thirteen Week and Twenty-Six Week Periods Ended August 31, 1996

                 Condensed Consolidated Statement of Shareholders' Equity                         5
                 Twenty Six Week Period Ended August 31, 1996

                 Condensed Consolidated Statement of Cash Flows                                   6
                 Twenty-Six Week Period Ended August 31, 1996

                 Notes to Interim Condensed Consolidated Financial Statements                     7

         Item 2  Management's Discussion and Analysis or Plan of Operation                        9


PART II - OTHER INFORMATION

         Item 5  Other Information                                                               13

         Item 6  Exhibits and Reports on Form 8-K                                                13

                 (a)  Exhibits                                                                   13

                 (b)  Reports on Form 8-K                                                        13

         Signatures                                                                              14

         Exhibit 11 Statement Regarding Computation of Net Income (Loss) Per Share               15

         Exhibit 27 Financial Data Schedule                                                      16

                         PART I - FINANCIAL INFORMATION

    ITEM 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      EDUDATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 August 31, 1996
                                   (Unaudited)


ASSETS

Current Assets:
   Cash and cash equivalents                                       $   133,843
   Accounts receivable, less allowances for bad
      debts and sales returns of $20,975                               909,867
   Inventories                                                       1,532,426
   Prepaid expenses and other                                          205,131
                                                                   -----------
      Total current assets                                           2,781,267

   Property and equipment, net                                         351,399
   Other assets                                                         35,790
                                                                   -----------
   Total assets                                                    $ 3,168,456
                                                                   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $ 1,600,505
   Accrued salaries and wages                                           62,995
   Other accrued expenses                                              263,628
   Customer deposits                                                     4,560
   Income tax payable                                                   26,000
   Current portion of capital lease obligations                         18,468
   Notes payable to related parties                                    277,015
                                                                   -----------
      Total current liabilities                                      2,253,171

Capital lease obligations                                               71,402
Other long term liabilities                                             13,979
                                                                   -----------
      Total liabilities                                              2,338,552

Commitments and contingencies

SHAREHOLDERS' EQUITY:
   Common stock, par value $.01 per share; 10,000,000 shares
      authorized; 8,746,900 shares issued and outstanding               87,469
   Paid in capital                                                   2,331,915
   Accumulated deficit                                              (1,589,480)
                                                                   -----------
      Total shareholders' equity                                       829,904
                                                                   -----------
      Total liabilities and shareholders' equity                   $ 3,168,456
                                                                   ===========


   The accompanying notes are an integral part of these interim consolidated financial statements.

                      EDUDATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THIRTEEN WEEK, AND TWENTY SIX WEEK PERIODS ENDED AUGUST 31, 1996
                                   (unaudited)

                                                    Thirteen Weeks    Twenty Six Weeks
                                                    --------------    ----------------
Net sales                                             $ 3,526,279        $ 6,784,910

Cost of sales                                          (2,098,391)        (3,865,972)
                                                      -----------        -----------

     Gross profit                                       1,427,888          2,918,938

     Operating expenses

   Selling, general and administrative expenses         1,247,007          2,683,343

   Research and development expenses                       73,676            161,301

   Interest expense                                         5,482             12,561
                                                      -----------        -----------

Income before tax                                         101,723             61,733

Provision for taxes on income                              26,000             26,000
                                                      -----------        -----------

Net income                                            $    75,723        $    35,733
                                                      ===========        ===========

Net income per common share                           $       .01        $       .00
                                                      ===========        ===========

Weighted average common shares and share
 equivalents outstanding                                9,049,721          8,564,537
                                                      ===========        ===========


    The accompanying notes are an integral part of these interim consolidated financial statements.

                      EDUDATA CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE TWENTY SIX WEEK PERIOD ENDED AUGUST 31, 1996
                                   (unaudited)


                              Number of Shares     Common         Paid In       Accumulated
                              Outstanding          Stock          Capital       Deficit         Total
                              ----------------     -------        ----------    -----------    ----------
Balance at March 2,
  1996                        7,509,900            $75,099        $1,289,782    $(1,625,213)   $ (260,332)

Issuance of common stock
  for cash, net of
  issuance costs              1,237,000             12,370         1,042,133                    1,054,503


Net income                                                                           35,733        35,733
                             ---------             -------        ----------    -----------    ----------

Balance at August 31,
  1996                       8,746,900             $87,469        $2,331,915    $(1,589,480)   $  829,904
                             =========             =======        ==========    ===========    ==========



    The accompanying notes are an integral part of these interim consolidated financial statements.

                      EDUDATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE TWENTY SIX WEEK PERIOD ENDED AUGUST 31, 1996
                                   (unaudited)


Cash flows from operating activities:
Net income                                                                $    35,733
Adjustments to reconcile net income to
  net cash used by operating activities:
  Depreciation and amortization                                                34,186
  Allowances for bad debts and sales returns                                   (7,305)
  Inventory write down                                                         70,822
  Deferred rent                                                                 1,351
Changes in operating assets and liabilities:
(Increase) decrease in:
    Accounts receivable                                                      (853,539)
    Inventories                                                              (531,163)
    Prepaid expenses and other                                                (52,146)
    Other assets                                                                  252
Increase (decrease) in:
    Accounts payable                                                           62,857
    Accrued expenses                                                          136,150
    Customer deposits                                                        (244,785)
    Income taxes payable                                                       26,000
                                                                          -----------

Net cash used by operating activities                                      (1,321,587)
                                                                          -----------

Cash flows from investing activities:
    Purchase of property and equipment                                       (137,057)
                                                                          -----------

Cash flows from financing activities:
    Decrease in book overdraft                                                (49,906)
    Payment of accounts payable in excess of terms to related party           (79,218)
    Net proceeds from issuance of common stock                              1,055,000
    Proceeds from borrowings from related parties                              25,000
    Payments on borrowings from related parties                               (25,000)
                                                                          -----------

Net cash provided by financing activities                                     925,876
                                                                          -----------

Net decrease in cash and cash equivalents                                    (532,768)

Cash and cash equivalents, beginning of period                                666,611
                                                                          -----------

Cash and cash equivalents, end of period                                  $   133,843
                                                                          ===========

Supplemental cash flow information:

    Capital lease obligation incurred                                     $     5,997


The accompanying notes are an integral part of these interim consolidated financial statements.

                      EDUDATA CORPORATION AND SUBSIDIARIES.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 31, 1996
                                   (unaudited)



1.    General

   The accompanying unaudited interim condensed consolidated financial statements include the accounts of Edudata Corporation and Subsidiaries (the "Company"). They have been prepared in accordance with generally accepted accounting principals for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the thirteen week, and twenty six week periods ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 1, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the period ended March 2, 1996.

2. Summary of Significant Accounting Policies

   Basis of Presentation

   Prior to the second quarter, the Company since inception had incurred start-up losses and has an accumulated consolidated deficit of approximately $1,589,480 at August 31, 1996.

   The Company has funded these losses, and intends to fund possible future losses, through the offering of notes and equity and/or debt securities and ultimately, through the attainment of positive operating cash flows. Through the acquisition of the Company by Edudata (see Note 2 to the Company's Annual Report on Form 10-KSB), the Company raised approximately $606,000, net of issuance costs and in the first quarter of fiscal year 1997 completed the sale of 1,237,000 shares of the Company's common stock for approximately $1,055,000, net of issuance costs, through an offshore offering pursuant to Regulation S (Note 5). The Company plans additional equity financing offerings.

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

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the consolidated financial statements relate to the assessment of the carrying value of accounts receivable, inventories and warranty provision. Actual results could differ from those estimates.

   Earnings (Loss) Per Share

   Earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the periods presented and common stock equivalent unless antidilutive.

3. Related Party Transactions

   From March 3, 1996 to August 31, 1996, 1,250 cameras and frame grabber units at an aggregate cost of $937,500 were purchased by the Company from Boston Marketing, a related party. Amounts payable at August 31, 1996 to Boston Marketing totaled $412,500 and are included in accounts payable. Through October 15, 1996, an additional 679 cameras and frame grabber circuitry units have been purchased by the Company at an aggregate cost of $509,250. Subsequent to August 31, 1996 payments totaling approximately $537,500 have been made to Boston Marketing.

   On April 11, 1996 Boston Marketing loaned the Company $25,000 in exchange for a promissory note that bears interest at 6% per annum and is due within six months. This note was paid in full by the Company on August 22, 1996.

4. Inventories

   Inventories at August 31, 1996 consisted of the following:

      Raw materials                                             $  731,600

      Work in process                                              276,562

      Finished goods                                               524,264
                                                                ----------

      Total                                                     $1,532,426
                                                                ==========

   Finished goods inventory included $133,844 of dental burs.

5. Capital Transactions

   On May 30, 1996, the Company completed the sale of a total of 1,237,000 shares of its common stock to six foreign investors pursuant to Regulation S of the Securities Act of 1933, as amended. Each share was sold at a price of $.88 per share and, consequently, the Company raised approximately $1,055,000 from the sales, net of related expenses of approximately $34,000.

   On July 2, 1996, the Company modified the vesting period and expiration date on 275,000 options granted in April 1996, whereby these options are fully vested and expire in 2001.

6. Advertising and Promotion Expense

   Total advertising and promotion expense incurred for the second quarter and year to date periods ending August 31, 1996 amounted to $263,892 and $626,979, respectively.

7. Income Taxes

   The Company is accruing federal and state income taxes at the applicable statuary rates which result in an effective tax rate of approximately 43 percent or $26,000 for the current periods. Upon further examination of the Company's tax position following its acquisition of DMD and BDI, management has determined that the Company's net operating losses (NOL) incurred prior to the acquisition are not available for carryforward because management determined that the losses were limited under the provisions of Internal Revenue Code Section 382. The reassessment of losses available for carryforward had no impact on previously issued financial statements because any deferred tax assets recognized were fully offset by valuation allowances.

Item 2. - Management's Discussion and Analysis or Plan of Operation

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the thirteen week and twenty six week periods ended August 31, 1996. This discussion should be read in conjunction with the financial statements and notes thereto, included in this Report on Form 10-QSB and the Company's financial statements and notes thereto, included in the Company's Annual Report on From 10-KSB for the period ended March 2, 1996. Except for the historical information contained herein , the matters discussed in this item 2-Management's Discussion and Analysis are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control. See "Risk Issues and Uncertainties" below.

As more fully described in the Company's Annual Report on From 10-KSB for the period ended March 2, 1996, on March 1, 1996 the Company purchased 100% of the outstanding member interests of Dental/Medical Diagnostic Systems, LLC ("DMD") and the capital stock of Bavarian Dental Instruments, Inc. ("BDI"). Immediately subsequent to the transaction, the former members of DMD and shareholders of BDI owned approximately 66.7% of Edudata's outstanding common stock and management control of Edudata was transferred to the former management of DMD and BDI. Accordingly, for accounting purposes the acquisition was treated as a recapitalization of DMD and BDI with DMD and BDI combined as the acquiror (reverse acquisition). As a result, the combined historical financial statements of DMD and BDI became the financial statements of Edudata. Since both DMD and BDI were only formed in October and November of 1995, and since the historical combined financial statements of DMD and BDI became the financial statements of Edudata, there is no comparable financial information for the comparable periods of the 1996 fiscal year.

DMD was formed in October 1995 and has been primarily involved in designing, developing, manufacturing and marketing TeliCam Intraoral Camera Systems ("TeliCam Systems"). The first shipments to customers of the TeliCam System commenced in early February 1996. BDI was formed in November 1995 and has been primarily involved in negotiating distribution agreements to import from Russia and to distribute and market dental burs in the United States and elsewhere. The first sales of burs commenced in early March 1996. On July 9, 1996, the Company decided to discontinue the dental bur product line. The Company intends to either sell this product line and/or liquidate the remaining finished goods. The Company is in the process of identifying qualified buyers of the business and is continuing to sell the remaining dental bur finished goods.

Because of the limited history of the Company's operations and because the Company anticipates increased sales of the TeliCam Systems, the results of operations for the period presented is not indicative of future results.

Results of Operations

For the thirteen week and twenty six week periods ended August 31, 1996 ("current periods"), total net sales for the Company's two product lines (intraoral dental cameras and dental burs) amounted to $3,526,279 and $6,784,910, respectively. Cost of sales for both product lines totaled $2,098,391 or 60% of net sales and $3,865,972 or 57%, respectively. Gross margin for both product lines totaled $1,427,888, or 40% of net sales and $2,918,938 or 43%, respectively. Selling, general and administrative expenses related to both product lines totaled $1,247,007, and $2,683,343, respectively. Research and development expenses totaled $73,676 and $161,301, respectively for the second quarter and the year to date. Interest expense totaled $5,482 for the quarter and $12,561 for the year to date. For the current periods, operating profits before interest expense relating to the intraoral camera product line totaled $155,348 and $291,615, respectively. Operating losses before interest relating to the dental bur product line totaled ($47,927) and ($217,106), respectively in the current periods. On a consolidated basis the net income before tax for the current periods totaled $101,723 and $61,733,respectively. Tax expense was $26,000 for the current periods. This resulted in net income of $75,723 or $.01 per share for the quarter and $35,733 or $.00 per share for the year to date.

Intraoral Dental Camera Systems Product Line:

Sales: Net sales relating the intraoral dental camera systems for the second quarter totaled $3,462,579 and $6,599,936 for the year to date, and primarily relate to sales of the Company's TeliCam Systems.

Cost of Sales: Cost of sales relating to intraoral dental camera systems and related products totaled $2,058,631 for the second quarter, or 59% of sales and $3,794,488 or 58% year to date. The cost of sales include direct costs of production, including raw materials, labor and overhead. Cost of sales have increased due to the increase in camera shipments. The increase in the second quarter as compared to the first quarter as a percent is primarily due to an increase in lower margin international sales.

Selling, General and Administrative Expenses: Selling, general and administrative expenses relating to the intraoral dental camera systems product line totaled $1,174,923 for the second quarter , and $2,352,530 year to date. These expenses relate to administering the continuing design, development, manufacture and marketing of the Company's camera systems. The expenses include the following: advertising and promotion expenses totaling $219,833 and $451,762 , respectively for the current periods. These costs relate to trade show fees, trade magazine advertising and direct mail promotions. Salaries and wages totaled $283,737 and $505,183, respectively relating to sales and production administration, marketing, sales and customer support staff and finance and accounting personnel; commissions resulting from the sales of the intraoral dental camera systems totaled $347,827 and $705,644, respectively. These expenses are expected to increase relative to net sales in future periods due to the need for additional support functions as the Company's sales increase.

Research and Development Expenses: Research and development expenses relating to the intraoral dental camera totaled $73,676 and $161,301, respectively in the current periods and relate to direct expenses of ongoing design and development of enhancements to the Company's camera system. These expenses are comprised of wages and benefits for engineering personnel, design and development fees, and raw material used in the development of prototypes. These expenses are expected to continue in future periods.

Dental Bur Product Line:

On July 9, 1996, the Company decided to discontinue its dental bur product line. The Company intends to either sell this product line and/or liquidate the remaining finished goods. The Company is currently in the process of identifying qualified buyers and is continuing to sell its remaining finished goods. Remaining assets and liabilities relating to this product line primarily consist of approximately $133,844 of finished goods inventory and $37,792 of accounts payable and accrued expenses. No loss is expected on the sale of this product line or liquidation of the remaining finished goods..

Sales: Dental bur net sales in the current periods amounted to $63,700 and $184,974, respectively. As previously discussed, since the Company decided to discontinue the dental burs product line, sales from dental burs decreased in the second quarter and will continue to decrease in future periods.

Cost of Sales: Cost of sales relating to the sales of dental burs totaled $39,760 in the second quarter, or 62% of net sales, and $71,484 year to date or 39% of net sales, and included dental bur product costs. As a percent, these costs have increased due to the discontinuance of the business.

Selling, General and Administrative Expenses: Selling, general and administrative expenses relating to the dental bur business totaled $71,868 and $330,597, respectively in the current periods. These expenses relate the importing, distribution, marketing and selling the dental bur product.. These expenses have decreased in the second quarter and will continue to decrease in future periods as this product line is discontinued.

Capital Resources and Liquidity

For the current period, the Company used net cash in operating activities of $1,321,587. Accounts receivable increased $853,539 to $909,867 primarily due to the increase in intraoral dental camera sales internationally shipped in the current period. Inventory levels increased $531,163 to $1,532,426 in anticipation of increased sales and production levels for the cameras. Accounts payable was increased by $ 62,857 to $1,600,505 and customer deposits decreased $244,785 to $4,560 due to shipments of product. These increases in working capital were partially financed by accrued liabilities which increased $136,150.

Capital expenditures totaled $137,057, in the current period and related primarily to purchases of additional computer equipment to support the administrative and production functions of the Company.

Bank overdrafts decreased in the current period by $49,906, Also, $79,218 of accounts payable in excess of terms were paid to a related party. Cash on hand at the end of the period was $133,843.

These cash outflows were primarily financed through the sale of 1,237,000 shares of common stock to foreign investors which raised approximately $1,055,000, net of issuance costs and issuance. A note totaling $25,000 was issued and repaid to a related party.

The Company needs additional cash to continue to pay down its current liabilities and to finance increases in accounts receivable and inventory necessary to support anticipated increased sales levels. The Company believes that funds available from operations and the ability to raise funds through additional sales of equity and/or debt securities will be adequate to finance its operations and meet its obligations. There can be no assurance, however, that operations and/or efforts to raise funds through the sale of its securities will provide adequate cash or that such capital will be available at terms acceptable to the Company, or at all.

Seasonality: It is expected that the Company's business will be moderately seasonal, with lower sales in the summer months.

New Accounting Pronouncements: The FASB recently issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), which is effective for financial statements for fiscal years beginning after December 15, 1995. SFAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation cost for stock-based compensation under SFAS 123 or APB Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting provisions of APB Opinion No. 25 will be required to make pro forma disclosure of net income and earnings per share as if the provisions of SFAS 123 had been applied. The Company is in the process of evaluating SFAS 123. The potential impact on the Company by adopting the new standard has not been quantified at this time. The Company is required to implement SFAS 123 in fiscal 1997.



Risk Issues and Uncertainties

The statements contained herein are based on current expectations. These statements are forward looking, and actual results may differ materially. While the management of Edudata is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook.

Technological Change: Management believes that the TeliCam is the only intraoral camera presently capable of capturing and displaying images without the use of an external freeze frame device (i.e.printer), unlike other systems. However, in this period of rapid technological change, competitors may develop systems that are comparable or superior to the TeliCam Systems.

Customer Acceptance: The Company is in the early stages of marketing the TeliCam Systems products through DMD. As such, the degree to which the market will accept and purchase these products is unknown. Accordingly, the Company's performance and revenue will be impacted depending upon the marketplace acceptance of these products. While the Company has tested the TeliCam System , user acceptance and market penetration rates ultimately dictate the success of the marketing efforts of these products.

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

Competition: There are many companies that compete in the intraoral camera and dental bur markets. The Company believes that the TeliCam System and dental burs offered by it are superior to competing products currently being marketed to the dental industry at the current price points. Several of the companies with which the Company competes are better financed and have better resources than the Company. There can be no assurance that competitive pressures will not result in price reductions or that other developments in the markets will have an adverse effect on the Company.

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

Disposition of the Dental Bur Product Line: On July 9, 1996, the Company decided to discontinue its dental bur product line. The Company intends to either sell this product line and/or liquidate the remaining finished goods. Although the Company does not expect a loss on the disposition, there can be no assurance that this will not occur.

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

                           PART II - OTHER INFORMATION

Item 5 - Other Information

   On October 4, 1996, the Company issued two promissory notes aggregating $250,000 to two non-affiliated investors. Each promissory note bears interest at a rate of 10% per annum and matures (subject to the non-occurrence of certain events of default) upon the earlier to occur (a) December 3, 1996 and
   (b) the consummation of certain other capital raising events. At the option of the holders, and under certain circumstances, the Company's promissory notes may be exchanged for certain equity securities of the Company.

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


                                                  Edudata Corporation

Dated October 18,1996                             By: /s/ Ronald E. Wittman
                                                  -------------------------
                                                  Ronald E. Wittman
                                                  Chief Financial Officer