Form 10QSB
period 1996-11-30
DENTAL MEDICAL DIAGNOSTIC SYSTEMS INC
filed 1997-01-21
CIK 738194

                     The SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
MARK ONE:

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter, November 30, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ________________ to _________________.

                         Commission file number 0-12850

                     DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC.
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

Edudata Corporation
--------------------------------------------------------------------------------
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

State the number of shares of registrant's common stock outstanding as of January 20,1997: 3,980,717, after adjustment for a one for 2.197317574 reverse stock split effective January 13, 1997.

Transitional Small Business Disclosure Format    Yes [   ]     No [ X ]

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                November 30, 1996



PART I - FINANCIAL INFORMATION                                                                            PAGE
                                                                                                          ----
         Item 1  Interim Condensed Consolidated Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheet-November 30, 1996                                      4

                 Condensed Consolidated Statements of Operations                                             5
                 Thirteen Week and Thirty Nine Week Periods Ended November 30, 1996

                 Condensed Consolidated Statement of Shareholders' Equity                                    6
                 Thirty Nine Week Period Ended November 30, 1996

                 Condensed Consolidated Statement of Cash Flows                                              7
                 Thirty Nine Week Period Ended November 30, 1996

                 Notes to Interim Condensed Consolidated Financial Statements                                8

         Item 2  Management's Discussion and Analysis or Plan of Operation                                  12


PART II - OTHER INFORMATION
         Item 1  Legal proceedings
         Item 2  Changes in Senior Securities
         Item 3  Defaults in Senior Securities
         Item 4  Submission of Matters to a Vote of Security-Holders                                        18
         Item 5  Other Information
         Item 6  Exhibits and Reports on Form 8-K                                                           18

                 (a)  Exhibits                                                                              18

                 (b)  Reports on Form 8-K                                                                   19

         Signatures                                                                                         20

         Exhibit 3.1 Amended and Restated Certificate of Incorporation of the
         Registrant

         Exhibit 10.1 Form of Secured Convertible Promissory Note, dated as of
         November 27, 1996, Issued by the Registrant and a Schedule of Note holders

         Exhibit 10.2 Form of Warrant for the Purchase of Shares of Common
         Stock, dated as of November 25, 1996, Issued by the Registrant and a Schedule of Warrant holders

         Exhibit 10.3 Security Agreement, dated as of November 25, 1996, Entered into by the Registrant

         Exhibit 10.4 Agency Agreement, dated as of October 23, 1996, by and between the Registrant and M. H. Meyerson & Co., Inc.

         Exhibit 10.5 Employment Agreement, dated as of October 1, 1996, by and between the Registrant and Robert H. Gurevitch

         Exhibit 10.6 Employment Agreement, dated as of October 1, 1996, by and between the Registrant and Dewey Perrigo

         Exhibit 10.7 Note Extension Agreement, dated as of November 25, 1996, by and between the Registrant and Robert H. Gurevitch

         Exhibit 10.8 Note Extension Agreement, dated as of November 25, 1996, by and between the Registrant and Boston Marketing Company, Ltd.

         Exhibit 10.9 Distribution Agreement, dated as of October 1, 1996, by and between the Registrant and Boston Marketing Company, Ltd.

         Exhibit 10.10 Form of Subscription Agreement

         Exhibit 11.1 Statement Regarding Computation of Net Income (Loss) Per
         Share

         Exhibit 27.1 Financial Data Schedule

PART I - FINANCIAL INFORMATION

    ITEM 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                November 30, 1996
                                   (Unaudited)

ASSETS

Current assets:
   Cash and cash equivalents                                                  $   790,280
   Accounts receivable, less allowances for bad
      debts and sales returns of $20,975                                        1,070,868
   Inventories                                                                  1,579,448
   Prepaid expenses and other                                                     211,763
                                                                              -----------

      Total current assets                                                      3,652,359

   Property and equipment, net                                                    398,727

   Debt issuance costs, net                                                       266,935


   Other assets                                                                    97,541
                                                                              -----------
      Total assets                                                            $ 4,415,562
                                                                              ===========
LIABILITIES AND SHAREHOLDERS'
EQUITY

Current liabilities:
   Accounts payable                                                           $ 1,294,494
   Accrued salaries and wages                                                      94,965
   Other accrued expenses                                                         314,709
   Customer deposits                                                               30,310
   Current portion of capital lease obligations                                    18,468
   Notes payable to related parties                                               272,966
                                                                              -----------

      Total current liabilities                                                 2,025,912

Notes payable                                                                   1,355,291
Capital lease obligations                                                          67,555
Other long term liabilities                                                        14,098
                                                                              -----------

      Total liabilities                                                         3,462,856
                                                                              -----------

Commitments and contingencies

SHAREHOLDERS' EQUITY:

   Common stock, par value $.01 per share; 20,000,000 shares
      authorized; 3,980,717 shares issued and outstanding                          87,469
   Preferred stock, par value $.01 per shares; 1,000,000 shares authorized;           -
      none outstanding
   Paid in capital                                                              2,591,018
   Accumulated deficit                                                         (1,725,781)
                                                                              -----------

      Total shareholders' equity                                                  952,706
                                                                              -----------
      Total liabilities and shareholders' equity                              $ 4,415,562
                                                                              ===========

The accompanying notes are an integral part of these interim consolidated financial statements.

             DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THIRTEEN WEEK AND THIRTY NINE WEEK PERIODS ENDED NOVEMBER 30, 1996
                                   (unaudited)


                                                 Thirteen Weeks    Thirty Nine Weeks
                                                 --------------    -----------------
Net sales                                         $ 2,773,180        $ 9,558,090

Cost of sales                                       1,748,459          5,614,431
                                                  -----------        -----------
     Gross profit                                   1,024,721          3,943,659

Operating expenses

   Selling, general and administrative expenses     1,033,874          3,717,217

   Research and development expenses                  108,773            270,074

   Amortization of debt issue costs                    15,702             15,702

   Interest expense                                    28,673             41,234
                                                  -----------        -----------

Loss before tax                                      (162,301)          (100,568)

Provision for taxes on income                          26,000               --
                                                  -----------        -----------

Net loss                                          $  (136,301)       $  (100,568)
                                                  -----------        -----------

Net loss per common share                               ($.03)             ($.03)
                                                        =====              =====
Weighted average common shares                      3,980,717          3,841,632
                                                  -----------        -----------


      The accompanying notes are an integral part of these interim consolidated financial statements.

             DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
             FOR THE THIRTY NINE WEEK PERIOD ENDED NOVEMBER 30, 1996
                                   (unaudited)


                                Common Stock
                           -------------------------
                           Number of Shares              Paid In     Accumulated
                           Outstanding        Amount     Capital       Deficit          Total
                           -----------       -------    ----------   -----------      ---------
Balance at March 2,
   1996                      3,417,758       $75,099    $1,289,782   ($1,625,213)     $(260,332)

Issuance of common stock
  for cash, net of
  issuance costs               562,959        12,370     1,042,133                    1,054,503

Issuance of warrants                __            __       259,103            __        259,103
  for cash

Net loss                            __            __            __      (100,568)      (100,568)
                             ---------       -------    ----------   -----------      ---------
Balance at November
  30, 1996                   3,980,717       $87,469    $2,591,018   $(1,725,781)     $ 952,706
                             =========       =======    ==========   ===========      =========

The accompanying notes are an integral part of these interim consolidated financial statements.

             DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE THIRTY NINE WEEK PERIOD ENDED NOVEMBER 30, 1996
                                   (unaudited)

Cash flows from operating activities:
Net loss                                            $  (100,568)
Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation and amortization                          69,981
  Allowances for bad debts and sales returns             (7,305)
  Inventory write down                                   15,822

Changes in operating assets and liabilities:
(Increase) decrease in:
    Accounts receivable                              (1,014,540)
    Inventories                                        (523,185)
    Prepaid expenses and other                          (58,778)
    Other assets                                        (61,501)
Increase (decrease) in:
    Accounts payable                                   (322,372)
    Accrued expenses                                    219,700
    Customer deposits                                  (219,035)
                                                     ----------
Net cash used by operating activities                (2,001,781)
                                                     ----------

Cash flows from investing activities:
    Purchase of property and equipment                 (208,324)
                                                     ----------

Cash flows from financing activities:
    Decrease in book overdraft                          (49,906)
    Net proceeds from issuance of common stock        1,054,503
    Net proceeds from issuance of notes payable       1,331,757
    Proceeds from borrowings from related parties        25,000
    Payments on borrowings from related parties         (29,049)
    Increase in other long term liabilities               1,469
                                                     ----------

Net cash provided by financing activities             2,333,774
                                                     ----------
Net increase in cash and cash equivalents               123,669

Cash and cash equivalents, beginning of period          666,611
                                                     ----------
Cash and cash equivalents, end of period             $  790,280
                                                     ==========
Supplemental cash flow information:

    Capital lease obligation incurred                $    5,997

The accompanying notes are an integral part of these interim consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC AND SUBSIDIARIES. NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1996
                                   (unaudited)


1. General

   The accompanying unaudited interim condensed consolidated financial statements include the accounts of Dental/Medical Diagnostic Systems, Inc. and Subsidiaries (the "Company"). They have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the thirteen week, and thirty nine week periods ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 1, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the period ended March 2, 1996.

   On October 23, 1996, the Company authorized an increase in the authorized number of Common Stock from 10,000,000 shares to 20,000,000 shares. The Board of Directors also authorized a new class of 1,000,000 shares of Preferred Stock with a par value of $.01 per share This increase was effective on January 13, 1997.

   As of January 13, 1997 the Company effected a reverse stock split of 1 for
   2.197317574 shares of its common stock. All shares and per share amounts have been retroactively restated to reflect this reverse split.

2. Summary of Significant Accounting Policies

   Basis of Presentation

   Except for the second quarter of fiscal 1997, the Company since inception has incurred start-up losses and has an accumulated consolidated deficit of $1,725,781 at November 30, 1996.

   The Company has funded these losses, and intends to fund possible future losses, through the offering of notes and equity and/or debt securities and ultimately, through the attainment of positive operating cash flows. Through the acquisition of the Company by Edudata (see Note 2 to the Company's Annual Report on Form 10-KSB), the Company raised approximately $606,000, net of issuance costs and in the first quarter of fiscal year 1997 completed the sale of 563,010 shares of the Company's common stock for approximately $1,055,000, net of issuance costs, through an offshore offering pursuant to Regulation-S. In the third quarter of fiscal year 1997 the Company sold debt securities for $1,331,751, net of issuance costs (Note 5). The Company anticipates raising additional capital through the offering of its debt and/or equity securities.

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

   Concentration of Credit Risk and Major Customers

   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable.

   For the third quarter and year to date period ended November 30, 1996, six of the Company's customers accounted for 30% and 20% of sales, respectively. At November 30, 1996, six of the Company's customers accounted for approximately 75% of trade accounts receivables.

   The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. Estimated credit losses and returns, have been provided for in the financial statements.

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

3. Related Party Transactions

From December 1995 through February 1996, Robert H. Gurevitch (Chairman of the Board and Chief Executive Officer of the Company) and Boston Marketing Company, Ltd. (an entity which is controlled by Hiroki Umezaki who is a Director and greater than 10% stockholder of the Company) collectively loaned the Company an aggregate of $377,015 in exchange for certain promissory notes. The promissory notes bear interest at 6% per annum and were originally payable within six months of issuance. On February 26, 1996, the company repaid $50,000 to each of Mr. Gurevitch and Boston Marketing. As of November 25, 1996, Mr. Gurevitch and Boston Marketing each agreed to extend the term of the promissory notes until the earlier to occur of (a) November 25, 1998, (b) the completion of a public offering of the Company's equity securities and (c) the repayment in full of the promissory notes issued in connection with the Company's November 1996 financing transaction (Note 5). Through the current periods no interest has been paid on the promissory notes issued to Mr. Gurevitch and Boston Marketing, however, interest was accrued in the Company's financial statements.

On April 11, 1996 Boston Marketing loaned the Company $25,000 in exchange for a promissory note that bears interest at 6% per annum and is due within six months. This note was paid in full by the Company on August 22, 1996.

From March 3, 1996 to November 30, 1996, 1,979 cameras and frame grabber units at an aggregate cost of $1,484,250 have been purchased by the Company from Boston Marketing. Amounts payable at November 30, 1996 to Boston Marketing totaled $92,145 and are included in accounts payable. Through January 8, 1996, an additional 530 cameras and frame grabber circuitry units have been purchased by the Company at an aggregate cost of $397,500. Subsequent to November 30, 1996 payments totaling approximately $397,500 have been made to Boston Marketing.


Effective October 1, 1996, the Company entered into a distribution agreement with Boston Marketing. Pursuant to this agreement the Company acquired the exclusive right to market certain component parts used in the Company's intraoral camera to the dental market. This agreement has an initial five year term and further provides that during each of such years the Company will purchase a minimum of 2,500 units of the component parts at an initial price of $750 per unit (subject to adjustment after October 1, 1998) (the "Minimum Purchase Requirement"). This agreement is terminable by (a) the Company if it objects to any price increase and (b) Boston Marketing if the Company fails to satisfy the Minimum Purchase Requirement.

4. Inventories

   Inventories at November 30, 1996 consisted of the following:

      Raw materials                                           $698,728

      Work in process                                          134,733

      Finished goods                                           745,987
                                                               -------

      Total                                                 $1,579,448
                                                            ==========
   Finished goods inventory included $117,959 of dental burs.

5. Capital Transactions

On May 30, 1996, the Company completed the sale of a total of 562,959 shares of its common stock to six foreign investors pursuant to Regulation S of the Securities Act of 1933, as amended. Each share was sold at a price of $1.93 per share and, consequently, the Company raised approximately $1,055,000 from the sales, net of related expenses of approximately $34,000.

On November 27, 1996, the Company raised $1,600,000 through a private placement of 32 Units to certain accredited investors. Each Unit consists of a $50,000 promissory note (each a "Note") and a warrant to purchase 25,000 shares of Common Stock (each a "Warrant"). The Notes bear interest at a rate of 10% per annum and the principal and all accrued interest are payable upon the earliest to occur of: (a) May 27, 1998; (b) certain change in control events effecting the Company; (c) a public offering of the Company's securities; or (d) the sale by the Company's Chief Executive Officer of all or substantially all of his holding of the Common Stock. Upon the happening of certain events the holders of the Notes will have the right to convert the outstanding balances of their Notes into shares of the Common Stock at a rate of $2.00 per share. Each Warrant entitles the holder thereof to purchase shares of the Common Stock at an initial exercise price of $2.00 per share (subject to adjustment for stock splits and capital reorganizations). The Warrants are first exercisable on November 27, 1997 and expire on November 27, 2002. As a result of the warrants, these notes have been discounted by $259,104, which amount is being amortized over eighteen months.

Expenses associated with the private placement totaled $285,234. These expenses have been capitalized and are being amortized over eighteen months. These expenses included legal fees and fees paid to the placement agent who assisted in the offering.

On July 2, 1996, the Company modified the vesting period and expiration date on 125,153 options granted in April 1996, whereby these options are fully vested and expire in 2001.

6. Advertising and Promotion Expense

Total advertising and promotion expense incurred for the thirteen and thirty-nine week periods ending November 30, 1996 amounted to $281,361 and $900,340, respectively.

7. Income Taxes

The Company has accrued federal and state income taxes at the applicable statuary rates which result in an effective tax rate of approximately 43 percent or $26,000 for the second quarter. This accrual was reversed in the third quarter due to the loss incurred. Upon further examination of the Company's tax position following its acquisition of DMD and BDI, management has determined that the Company's net operating losses (NOL) incurred prior to the acquisition are not available for carryforward because management determined that the losses were limited under the provisions of Internal Revenue Code Section 382. The reassessment of losses available for carryforward had no impact on previously issued financial statements because any deferred tax assets recognized were fully offset by valuation allowances.

Item 2. - Management's Discussion and Analysis or Plan of Operation

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the thirteen week and thirty nine week periods ended November 30, 1996. This discussion should be read in conjunction with the financial statements and notes thereto, included in this Report on Form 10-QSB and the Company's financial statements and notes thereto, included in the Company's Annual Report on From 10-KSB for the fiscal year ended March 2, 1996. Except for the historical information contained herein , the matters discussed in this item 2-Management's Discussion and Analysis are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control. See "Risk Issues and Uncertainties" below. On January 13, 1997 the Company changed its name from Edudata Corporation to Dental/Medical Diagnostics, Inc.

As more fully described in the Company's Annual Report on From 10-KSB for the period ended March 2, 1996, on March 1, 1996 the Company purchased 100% of the outstanding membership interests of Dental/Medical Diagnostic Systems, LLC ("DMD") and 100% of the outstanding capital stock of Bavarian Dental Instruments, Inc. ("BDI"). Immediately subsequent to the transaction, the former members of DMD and shareholders of BDI owned approximately 66.7% of the Company's outstanding common stock and management control of the Company was transferred to the former management of DMD and BDI. Accordingly, for accounting purposes the acquisition was treated as a recapitalization of DMD and BDI with DMD and BDI combined as the acquiror (reverse acquisition). As a result, the combined historical financial statements of DMD and BDI became the financial statements of the Company. Since both DMD and BDI were only formed in October and November of 1995, and since the historical combined financial statements of DMD and BDI became the financial statements of the Company there is no comparable financial information for the comparable periods of the 1996 fiscal year.

DMD was formed in October 1995 and has been primarily involved in designing, developing, manufacturing and marketing TeliCam Intraoral Camera Systems ("TeliCam Systems"). The first shipments to customers of the TeliCam System commenced in early February 1996. BDI was formed in November 1995 and has been primarily involved in the marketing and distribution of dental burs imported from Russia. The first sales of burs commenced in early March 1996. On July 9, 1996, the Company decided to discontinue the dental bur product line. The Company intends to liquidate the remaining inventory of dental burs.

Because of the limited history of the Company's operations and because the Company anticipates increased sales of the TeliCam Systems, the results of operations for the period presented is not indicative of future results.

Results of Operations

For the thirteen week ("third quarter") and thirty nine week periods ended November 30, 1996 (collectively, the "current periods"), total net sales for the Company's product lines (intraoral dental cameras and dental burs) amounted to $2,773,180 and $9,558,090 , respectively. During, the thirteen and thirty-nine week period ended November 30, 1996 (a) cost of sales for both product lines totaled $1,748,459 or 63% of net sales and $5,614,431 or 59%, respectively. (b) gross margin for both product lines totaled 1,024,721, or 37% of net sales and $3,943,659 or 41%, respectively, (c) selling, general and administrative expenses totaled $1,033,874, and $3,717,217, respectively, and (d) research and development expenses totaled $108,773 and $270,074, respectively. Amortization of debt issue costs, which relate solely to the November 1996 financing, totaled $15,702 for the third quarter and year to date. Interest expense totaled $28,673 for the quarter and $41,234 for the year to date. For the current periods, operating profits/(losses) before interest expense relating to the intraoral camera product line totaled $(132,965) and $ 158,650, respectively. Operating profits/(losses) before interest relating to the dental bur product line totaled $20,765 and ($196,341), respectively in the current periods. On a consolidated basis the net loss before tax for the current periods totaled $(162,301) and $(100,568), respectively. The tax provision of $26,000 was reversed in the third quarter due to the loss incurred. This resulted in a net loss of ($136,301) or ($.03) per share for the quarter and ($100,568) or ($.03) per share for the year to date.

Intraoral Dental Camera Systems Product Line:
Sales: Net sales relating the intraoral dental camera systems and related products for the third quarter totaled $2,727,341 and $9,327,277 for the fiscal year to date.

Cost of Sales: Cost of sales relating to intraoral dental camera systems and related products totaled $1,729,282 for the third quarter, or 63% of net sales and $5,523,771 or 59% year to date. The cost of sales include direct costs of production, including raw materials, labor and overhead. Cost of sales have increased due to the increase in camera shipments. The percentage increase in cost of sales during the third quarter is a result of increased international sales which have a lower gross margin. The Company anticipates that international sales will continue to increase in future periods.

Selling, General and Administrative Expenses: Selling, general and administrative expenses relating to the intraoral dental camera systems product line totaled $1,025,146 for the third quarter, and $3,377,676 year to date. These expenses relate to administering the continuing design, development, manufacture and marketing of the Company's camera systems. The expenses include the following: advertising and promotion expenses totaling $281,361 and $766,123, respectively for the current periods. These advertising and promotions costs relate to trade show fees, trade magazine advertising and direct mail promotions. Salaries and wages for the current periods totaled $246,925 and $752,108, respectively relating to sales and production administration, marketing, sales and customer support staff and finance and accounting personnel; and commissions resulting from the sales of the intraoral dental camera systems totaled $245,252 and amortization $950,896, respectively. Commissions are decreasing relative to sales primarily due to the increase in international sales on which commissions are not paid. These expenses are expected to increase in dollars relative to net sales in future periods due to the need for additional support functions as the Company's sales increase.

Research and Development Expenses: Research and development expenses relating to the intraoral dental camera totaled $108,773 and $270,074, respectively in the current periods and relate to direct expenses of ongoing design and development of enhancements to the Company's camera system. These expenses are comprised of wages and benefits for engineering personnel, design and development fees, and raw material used in the development of prototypes. These expenses are expected to continue at relatively the same rates in future periods.

Dental Bur Product Line:

On July 9, 1996, the Company decided to discontinue its dental bur product line. The Company is in the process of selling its remaining inventory. At November 30, 1995, assets and liabilities relating to this product line primarily consist of approximately $117,959 of finished goods inventory and $28,079 of accounts payable and accrued expenses. No significant loss is expected on the liquidation of the remaining dental burs.

Sales: Dental bur net sales in the current periods amounted to $45,839 for the third quarter and $230,813 for the fiscal year to date. As previously discussed, since the Company decided to discontinue the dental burs product line, sales from dental burs decreased in the third quarter as compared to previous quarters and will continue to decrease in future periods.

Cost of Sales: Cost of sales relating to the sales of dental burs totaled $19,177 in the third quarter, or 42% of net sales, and $90,660 year to date or 39% of net sales, and included dental bur product costs. Due to the discontinuance of the product these costs have increased as a percent of net sales.

Selling, General and Administrative Expenses: Selling, general and administrative expenses relating to the dental bur business totaled $5,898 and $336,495, respectively in the current periods. These expenses relate to importing, distribution, marketing and selling the dental bur product. These expenses have been significantly decreased in the third quarter and will continue to decrease in future periods due to the discontinuance of the product line.

Dental/Medical Diagnostic Systems, Inc.

Amortization of Debt Issuance cost: Amortization of debt issuance cost totaled $15,702 for the periods, and is the result of the amortization over eighteen months of the cost of the sale of the debt securities in the third quarter. These costs will continue into future periods

Interest Expense: Interest expense totaled $28,673 for the quarter and $41,234 for the year to date. The increase in the current quarter is due to the increased debt. These costs will continue into future periods.


Capital Resources and Liquidity

For the thirty-nine week period ended November 30, 1996 (" current period ") the Company used net cash in operating activities of $2,001,781. Accounts receivable increased $1,014,540 to $1,070,868 primarily due to the increase in intraoral dental camera sales internationally shipped in the current period. Inventory levels increased $523,185 to $1,579,448 in anticipation of increased sales and production levels for the cameras. Accounts payable decreased by $ 322,372 to $1,294,494 and customer deposits decreased $219,035 to $30,310 due to shipments of product. These increases in working capital were partially financed by accrued liabilities which increased $219,700 to $409,674.

Capital expenditures totaled $208,324 in the period and related primarily to purchases of additional computer equipment and test equipment to support the administrative and production functions of the Company.

Bank overdrafts decreased in the current period by $49,906. Cash on hand at the end of the period was $790,280.

These cash outflows were primarily financed through the sale of 562,959 shares of common stock to foreign investors which raised approximately $1,055,000, net of issuance costs, and the private placement of debt financing of $1,331,757, net of issuance costs.

The Company needs additional cash to continue to pay down its current liabilities (including, without limitation, the debt incurred in connection with the November 1996 private placement -- See Note 5 to Financial Statements), for working capital purposes to support the anticipated increased sales levels and to fund its research and development activities. The Company is currently reviewing various capital raising alternations, including the possible issuance of debt and/or equity securities. There can be no assurance, however, that such efforts to raise funds will provide adequate cash or that such capital will be available at terms acceptable to the Company, or at all. The inability to raise additional capital may have a substantial negative impact on the Company's business, operating results and financial condition.

Seasonality: It is expected that the Company's business will be moderately seasonal, with lower sales in the summer months, as a consequence of holiday vacations and a lesser number of trade shows.

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

Risk Issues and Uncertainties

From time to time the Company may issue forward-looking statements relating to such things as anticipated financial performance, business prospects, acquisition activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward looking statements. The risks and uncertainties that may affect the Company's business, financial condition and results of operations include, but are not limited to:

         Limited Operating History and History of Losses. While the Company has been in existence since 1981, its operations between 1988 and the acquisition of its current operating business in March of 1996, were limited to the exploration of acquisition opportunities. Dental Medical Diagnostic Systems, the division of the Company which designs and markets the Company's intraoral camera system (the "TeliCam System"), and Bavarian Dental Instruments, Inc. ("BDI"), the subsidiary of the Company which distributes dental burs, have only been in operation since October 1995. For the transition period ended March 2, 1996, the Company incurred a net loss of $1,625,213, and for the 39 week period ended November 30, 1996, the Company had a net after tax loss of $100,568. The ability of the Company to achieve profitability in the future, or if achieved, to sustain profitability, will depend in part upon the successful and timely introduction of new products, the successful marketing of existing products and the Company's ability to collect receivables in a timely manner. There can be no assurance that the Company will be able to generate and sustain net sales in the future, effectively collect its receivables or achieve and sustain profitability.

         Dependence Upon a Single Product. The TeliCam System, is currently the Company's primary product and will account for substantially all of the Company's revenue, if any, for the foreseeable future. There can be no assurance that the TeliCam System will be more effective than competing products or technologies, or will continue to be successfully marketed. If the TeliCam System does not continue to be successfully commercialized, it is likely that the Company's business, operating results and financial conditions would be substantially impacted.

         Importance of New Product Development to Growth. The Company's ability to successfully develop and introduce new products on a timely basis will be a significant factor in the Company's ability to grow and remain competitive. New product development often requires long-term forecasting of market trends, the development and implementation of new designs, compliance with excessive governmental requirements and a substantial capital commitment. Although the Company intends to devote a substantial portion of its resources to product development activities, there can be no assurance that the Company will have sufficient funds to develop new products or that the commitment and use of such funds will result in improved and/or new products or that if successfully completed, that such improved and/or new products will gain market acceptance. Any failure by the Company to anticipate or respond in a cost-effective and timely manner to market trends or customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's business, operating results and financial condition.

         Obsolescence and Technological Change. The medical and dental device industry is characterized by rapid technological change. As technological changes occur in the marketplace, the Company may have to modify its products in order to keep pace with these changes and developments. The introduction of products embodying new technologies or the emergence of new industry standards may render existing products or products under development obsolete or unmarketable. Although the Company intends to continue to improve and add to its existing products, there can be no assurance that funds for such expenditures will be available or that the Company's competitors will not develop products with superior capabilities and/or market them at lower prices. Any failure by the Company to anticipate or respond in a cost-effective and timely manner to technological changes could have a material adverse effect on the Company's business, operating results and financial condition.

     DEPENDENCE ON THIRD-PARTY SUPPLIERS. With the exception of the camera's CCD processor unit, the Company believes that there multiple sources from which it may purchase the components of the TeliCam System. Although the Company believes it will continue to obtain such components on favorable terms and on a timely basis, failure to do so may have a material adverse effect on the Company. Pursuant to an agreement with Boston Marketing, the Company has obtained the exclusive right to market the camera's CCD processor unit (the "Teli Units") to the dental market. Boston Marketing is a licensed distributor of the Teli Units under a separate agreement with their manufacturer. The agreement between Boston Marketing and the Teli Units' manufacturer obligates Boston Marketing to meet minimum purchase obligations. If Boston Marketing fails to meet these obligations, Boston Marketing may be terminated as a licensed distributor. In the event of such termination, the Company, as a sub-licensee sub-distributor of Boston Marketing may lose its right to purchase the Teli Units. Moreover, in the event the Company is unable to meet its minimum annual purchase obligations under its agreement with Boston Marketing and as a consequence such agreement terminates, the Company may be required to find an alternative source for the primary component of its TeliCam System. The Company believes that, in the event the Company loses its right to sell the Teli Units, replacement components could be developed by and obtained from third parties, but that this process could take a period of four to six months. If the Company is obliged to develop a new CCD processor unit there is a substantial likelihood that it Company will need to halt the production and marketing of its intraoral camera system during the development period; that such halt would have a material adverse effect on the Company's business, operating results and financial condition. In addition, there is no guarantee that an intraoral camera system utilizing a replacement CCD processor unit will be accepted by the dental market place.

     EXTENSIVE GOVERNMENT REGULATION. The Company's products and its manufacturing practices are subject to regulation by the United States Food and Drug Administration (the "FDA") pursuant to the Federal Food, Drug and Cosmetic Act (the "FDC Act"), and by other state and foreign regulatory agencies. Under the FDC Act, medical and dental devices must receive FDA clearance or approval before they may be sold. FDA regulations also require the Company to adhere to certain "Good Manufacturing Practices" ("GMP") regulations, which include validation testing, quality control and documentation procedures. The Company's compliance with applicable regulatory requirements will be monitored through periodic inspections by the FDA.

     The process of obtaining required regulatory clearances or approvals can be time consuming and expensive, and compliance with the FDA's GMP regulations and other regulatory requirements can be burdensome. Moreover, there can be no assurance that the required regulatory clearances will be obtained, and those obtained may include significant limitations on the uses of the product in question. In addition, changes in existing regulations and the adoption of new regulations makes regulatory compliance by the Company extremely difficult and there can be no assurance that the Company has in the past or will in the future be in full compliance with applicable governmental regulations. Although the Company believes that its products and procedures are currently in material compliance with all relevant FDA requirements, the failure to obtain the required regulatory clearances or to comply with applicable regulations could result in fines, delays or suspensions of clearances, seizures or recalls of products, operating restrictions and criminal prosecutions, and would have a material adverse effect on the Company.

     COMPETITION. The Company is part of an intensely competitive industry. There are at least five major competitors manufacturing intraoral cameras. Many of the Company's competitors have greater financial and other resources than the Company. Consequently, such entities may develop, manufacture, market and/or distribute systems which are substantially similar or superior to the Company's products and may be able to devote substantially grater resources to the marketing of their systems.

     WIND DOWN OF BAVARIAN DENTAL INSTRUMENTS, INC. BDI distributes and markets reusable diamond dental burs. The company is currently in the process of winding down BDI's operations. Any failure by the Company to liquidate BDI's current inventory could have an adverse effect on the Company's business, operating results and financial condition.

     INTERNATIONAL OPERATIONS. Since October 1995 and through November 30, 1996, international sales have accounted for more than 10% of the Company's net sales, and the Company expects that the international sales may increase as a percentage of sales in the future. Due to its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, fluctuations in the U.S. dollar which could materially adversely affect U.S. dollar revenues or operating expenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. There can be no assurance that these risks of conducting business internationally will not have a material adverse effect on the Company's business. Further, any failure by the Company to predict or plan for changes in the international arena could have a material adverse effect on the Company's business, operating results and financial condition.

     DEPENDENCE ON KEY PERSONNEL. The Company's future performance will depend significantly upon its Chairman of the Board and Chief Executive Officer Robert
H. Gurevitch and upon certain other key employees of the Company. The loss of service of one or more of these persons could have a material adverse effect on the Company's business and operations. The Company had entered into Employment Agreements with Robert H. Gurevitch and Dewey Perrigo, the Company's Vice President of Sales, pursuant to which they each have agreed to render services to the Company until October 1, 1999. The Company maintains "key person" life insurance on Mr. Gurevitch in the amount of $2.0 million, of which the Company is the sole beneficiary but there can be no assurance that the proceeds will be sufficient to offset the loss to the Company in the event of his death. The Company does not maintain any insurance on the lives of its other senior management. In addition, the Company's success will be dependent upon its ability to recruit and retain qualified personnel. Any failure by the Company to retain and attract key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

     CONTROL BY EXISTING MANAGEMENT. The present officers and directors of the Company and their affiliates beneficially own approximately 43% of the outstanding Common Stock. Accordingly, they will have the ability to significantly influence the election of the Company's directors and most corporate actions. This concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

     CONFLICT OF INTERESTS. The Company's Executive Vice President, Secretary and Director, Hiroki Umezaki, is also an owner of Boston Marketing. The Company has entered into an agreement with Boston Marketing relating to the purchase of certain key components for the Company's TeliCam System. As of November 30, 1996, the Company owed Boston Marketing $92,145 for purchased product. The Company has also entered into a commission agreement with Mr. Umezaki with respect to sales of the TeliCam System in Asia. Additionally, Boston Marketing and Robert Gurevitch have each loaned money to the Company (the "Loan Obligations"). The Company believes that all of these transactions were on terms no less favorable than were available from unaffiliated third parties. There can be no assurance that the Company will not enter into transactions with affiliated parties in the future.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3.  Defaults in Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security-Holders.

As of October 23, 1996, pursuant to a written consent (the "Written Consent"), stockholders holding in excess of 58% of the Common Stock approved an amendment and restatement (the "Amendment and Restatement") of the Company's Certificate of Incorporation (the "Certificate of Incorporation"). Pursuant to the Amendment and Restatement the following material changes were made to the Certificate of
Incorporation:

     (a) the Company's name was changed from Edudata Corporation to Dental/Medical Diagnostic Systems, Inc.;

     (b) the authorized number of shares of Common Stock was increased from 10,000,000 shares to 20,000,000 shares and a new class of 1,000,000 shares of Preferred Stock, par value $.01 per share, was authorized;

     (c) a one-for-2.197317574 reverse stock split of (i) the shares of the Common Stock which were outstanding on the date that the Amendment and Restatement was filed with the Delaware Secretary of State (the "Effective Date"), and (ii) the shares of the Common Stock underlying outstanding options and other rights granted by the Company on or prior to the Effective Date, was effected; and

     (d) certain other provisions of the Certificate of Incorporation (including, without limitation, the provision concerning director and officer indemnification) were restated.

The stockholders of the Corporation were provided with an Information Statement relating to the Written Consent on or about November 29, 1996. The Amendment and Restatement was filed with the Delaware Secretary of State on January 13, 1997.

Item 5.  Other Information.

None.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 3.1 Amended and Restated Certificate of Incorporation of the Registrant

          Exhibit 10.1 Form of Secured Convertible Promissory Note, dated as of November 27, 1996, Issued by the Registrant and a Schedule of Note holders

          Exhibit 10.2    Form of Warrant for the Purchase of Shares of
          Common Stock, dated as of November 25, 1996, Issued by the Registrant and a Schedule of Warrant holders

          Exhibit 10.3 Security Agreement, dated as of November 25, 1996, Entered into by the Registrant

          Exhibit 10.4 Agency Agreement, dated as of October 23, 1996, by and between the Registrant and M. H. Meyerson & Co., Inc.

          Exhibit 10.5 Employment Agreement, dated as of October 1, 1996, by and between the Registrant and Robert H. Gurevitch

          Exhibit 10.6 Employment Agreement, dated as of October 1, 1996, by and between the Registrant and Dewey Perrigo

          Exhibit 10.7 Note Extension Agreement, dated as of November 25, 1996, by and between the Registrant and Robert H. Gurevitch

          Exhibit 10.8 Note Extension Agreement, dated as of November 25, 1996, by and between the Registrant and Boston Marketing Company, Ltd.

          Exhibit 10.9 Distribution Agreement, dated as of October 1, 1996, by and between the Registrant and Boston Marketing Company, Ltd.

          Exhibit 10.10   Form of Subscription Agreement

          Exhibit 11.1 Statement Regarding Computation of Net Income (Loss) Per Share

          Exhibit 27.1    Financial Data Schedule

(b)   Reports on Form 8-K

During the fiscal quarter ended November 30, 1996, the Company did not file any reports on Form 8-K.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized.

                                         Dental/Medical Diagnostic Systems, Inc.

Dated January 20, 1997                   By: /s/ Ronald E. Wittman
                                         -------------------------
                                         Ronald E. Wittman
                                         Chief Financial Officer