Form 10QSB/A
period 1996-11-30
DENTAL MEDICAL DIAGNOSTIC SYSTEMS INC
filed 1997-01-22
CIK 738194

                     The SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                Amendment No. 1
                                       to
                                  FORM 10-QSB


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

     DEPENDENCE ON KEY PERSONNEL. The Company's future performance will depend significantly upon its Chairman of the Board and Chief Executive Officer Robert
H. Gurevitch and upon certain other key employees of the Company. The loss of service of one or more of these persons could have a material adverse effect on the Company's business and operations. The Company had entered into Employment Agreements with Robert H. Gurevitch and Dewey Perrigo, the Company's Vice President of Sales, pursuant to which they each have agreed to render services to the Company until October 1, 1999. The Company has applied for "key person" life insurance on Mr. Gurevitch in the amount of $2.0 million, of which the Company will be the sole beneficiary but there can be no assurance that such policy will be obtained or that if obtained that the proceeds will be sufficient to offset the loss to the Company in the event of his death. The Company does not maintain any insurance on the lives of its other senior management. In addition, the Company's success will be dependent upon its ability to recruit and retain qualified personnel. Any failure by the Company to retain and attract key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

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

                                         Dental/Medical Diagnostic Systems, Inc.

Dated January 21, 1997                   By: /s/ Ronald E. Wittman
                                         -------------------------
                                         Ronald E. Wittman
                                         Chief Financial Officer