Form 10KSB
period 1996-12-31
DENTAL MEDICAL DIAGNOSTIC SYSTEMS INC
filed 1997-04-14
CIK 738194

                                                  This document consists of 39
                                                  pages, of which this page is
                                                  number 1.

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from March 2, 1996 to December 31, 1996.

                                                             COMMISSION FILE NO.
                                                                         0-12850
                                                                         -------
                    DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC.
                    ---------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

DELAWARE                                                                       13-3152648
----------------------------                                                -----------------
(State or other jurisdiction of                                              (I.R.S. Employer
incorporation or organization)                                              Identification No.)

   200 N. Westlake Boulevard, Suite 202, Westlake Village, California, 91362
   -------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

        Issuer's telephone number, including area code:  (805) 381-2700

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $0.01 par value
                         -----------------------------
                                (Title of class)

===============================================================================

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---
Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for the fiscal period ended December 31, 1996 were $11,673,102.

At March 18, 1997, the issuer had 3,980,716 shares of Common Stock, $0.01 par value, issued and outstanding.

At March 18, 1997, the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the issuer was $6,996,248.

===============================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

Items 9-12 of Part III of this Report incorporate by reference certain information regarding the directors, executives and management of the Registrant.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Dental Medical Diagnostic Systems, Inc. ("Company") designs, develops, manufactures and sells high technology dental equipment. Currently, the Company's primary emphasis is on the manufacture and sale of an intraoral camera system, known as the TeliCam System, and a dental office networking system, known as InTELInet, for use in connection with the TeliCam System. The TeliCam System displays close-up color video images of dental patients' teeth and gums. These TeliCam images assist dentists in displaying dental health and hygiene problems to patients and, as a result of such display, promote patient acceptance of treatment plans. The TeliCam System offers dentists the ability to capture and display multiple video images without an expensive external capture device such as a video cassette recorder or color printer, thereby providing a low-cost alternative to the more expensive traditional intraoral dental camera systems. For this reason, the Company believes that the TeliCam System should be particularly attractive to the overseas market because printed copies of dental images are not generally required by foreign insurance companies. The Company commenced shipments of TeliCam Systems to customers in February 1996. Through December 31, 1996, the Company had sold 2,070 TeliCam Systems to dentists throughout the United States, as well as to several dental schools, and 940 TeliCam Systems internationally. The Company is in the process of finalizing the development of an enhanced version of the TeliCam System, the TeliCam II, which it anticipates introducing in the current quarter.

         In November 1996, the Company introduced its InTELInet Networking System ("InTELInet") for use with the TeliCam System. InTELInet creates a video-electronic information link between the different operatories of the dental office. InTELInet is different from other intra-office networking systems known to the Company in that it enables simultaneous use of two or more intraoral cameras, which allows dentists and their staffs to conduct more than one patient examination at a time using two or more intraoral cameras simultaneously. In addition, the TeliCam, unlike other intraoral cameras on the market today has its own microprocessor video capture device (or "frame grabber") built in, facilitating the need for only one central video printer regardless of the number of cameras being used at the same time. Competing systems require a separate color video printer or other image storage device to capture the video images from each intraoral camera that is in use. The color printer or other image storage device is typically the second most expensive element of an intraoral camera system. The TeliCam System and InTELInet presently enable the Company to offer its customers more efficient and cost-efficient networking of multiple operatories. From the time of its first introduction in late November 1996, through March 25, 1997, 145 InTELInet multiple operatory networking systems have been sold by the Company.

         In addition to its work on the TeliCam II and the InTELInet system, the Company is currently working with third parties in the development of a teeth whitening system. This system would utilize a high energy, high pressure ionized gas in the presence of an electrical current to create a laser-type light to effect teeth whitening. The Company believes that the teeth whitening system can produce faster results at lower cost than currently available teeth whitening systems. Currently, the leading system for teeth whitening in the dental office requires more than two hours of the dentist's time. The Company is currently testing technologies for whitening teeth that have the potential to whiten teeth in a dentist's office in substantially less time and by a dental hygienist instead of the dentist. The testing involves the compatibility of the light source and catalytic chemicals to produce effective and rapid teeth whitening. The technology also functions as a curing system for curing composites, adhesives and sealants used in dental bonding and repair. Currently available light curing systems can achieve similar results to those anticipated to be produced by the system currently being tested by the Company. However, the Company believes the curing system it is testing can be sold at a price point significantly below that of functionally competitive systems. If the teeth whitening system is successfully developed, the Company may be required to enter into contractual arrangements with the third party developers retained by the Company prior to marketing the system. The Company is also negotiating a joint venture to develop digital x-ray technology for the dental market. This technology, if successfully developed, would provide a more user-friendly digital x-ray system comparable to functionally competing systems at a significantly lower price point. Digital x-ray systems, including those currently on the market, reduce radiation exposure compared to conventional x-ray systems and allow dentists to view x-ray images in real-time without the time-consuming process of film development and eliminate the need to use and dispose of chemicals required to develop conventional x-ray film. This technology also will allow database storage and recall of images for comparison purposes.

         The Company was organized in New York in 1981 under the name Edudata Corporation and reincorporated in Delaware in 1983 by Sun Equities Corporation ("Sun") which owned approximately 81 percent of the Company's outstanding common stock until August 11, 1995. At that time, Sun distributed the shares of the Company that it owned to its stockholders in the form of a dividend.

         The Company was initially organized to provide education in the use of personal computers, to market software programs developed by others, and to provide a broad range of advisory services to businesses in conjunction with both computer and non-computer related management issues. The Company's original concept was modified, however, and until 1987, the Company was engaged in the ownership and operation of technical schools through its subsidiaries, Betty Owen Secretarial Systems, Inc. and Taylor Business Institute, Inc., and in the development, construction and sale of single-family homes and commercial buildings through its majority-owned subsidiary, Lytton & Tolley, Inc. In 1988 the Company disposed of its subsidiaries and their operations and determined to use the proceeds to acquire another business. From 1988 to early 1996, the Company's operations were limited to exploring opportunities to acquire or to become an operating business.

         On March 1, 1996, the Company acquired all the outstanding securities of Dental\Medical Diagnostic Systems LLC, a California limited liability company ("DMD"), and Bavarian Dental Instruments, Inc., a California close corporation ("BDI"), in exchange for the issuance by the Company of a total of 1,706,626 restricted shares of its Common Stock. As a result of these transactions, the former members of DMD and former stockholders of BDI gained a majority of the Company's voting securities and the management control of the Company was transferred to the former management of DMD and BDI. For accounting purposes these transactions were treated as a recapitalization of DMD and BDI, with DMD and BDI combined as the acquiror (reverse acquisition). As a result, the combined historical financial statements of DMD and BDI became the financial statements of the Company. Further, since the Company's assets at February 29, 1996 consisted solely of approximately $660,000 in cash and cash equivalents and the Company had no operations in the seven years prior to the transactions, for accounting purposes these transactions were recorded by the Company as the issuance of Common Stock for cash held by the Company.

         BDI, a subsidiary of the Company, distributes and markets reusable diamond dental burs pursuant to certain agreements with Russian manufacturers. On July 9, 1996, the Company determined to focus future strategic development primarily upon high value added dental/medical products and technology and, accordingly, decided to discontinue the dental bur product line, comprised of low-margin low-technology products, as extrinsic to the Company's strategic goals. The Company thereafter commenced an orderly liquidation of its inventory of dental burs, and expects the liquidation to be completed in 1997 without significant adverse effect on operations.

         On November 27, 1996, the Company raised $1,314,766, net of issuance costs of $285,234, through a private placement of 32 Units to certain accredited investors. Each Unit consisted of a secured promissory note in the principal amount of $50,000 (a "Bridge Note") and a warrant (a "Bridge Warrant") to purchase 18,750 shares of Common Stock at a purchase price of $2.67 per share. The Bridge Notes bear interest at a rate of 10% per annum and the principal and all accrued interest are payable upon the earliest to occur of: (a) May 27, 1998; (b) certain change in control events effecting the Company; (c) a public offering of the Company's securities; or (d) the sale by the Company's Chief Executive Officer of all or substantially all of his holdings of Common Stock. Upon the happening of certain events the holders of the Bridge Notes will have the right to convert the outstanding balances of their Bridge Notes into shares of Common Stock at a rate of $2.67 per share. The Warrants are first exercisable on November 27, 1997 and expire on November 27, 2002. As a result of the warrant issuance, the Bridge Notes have been discounted by $259,103, which amount is being amortized over the term of the Bridge Notes.

         On February 28, 1997, the Company filed with the Securities and Exchange Commission a registration statement on Form SB-2 relating to a proposed public offering by the Company (the "Proposed Offering") of an aggregate of 1,500,000 shares of Common Stock and 1,500,000 Redeemable Stock Purchase Warrants at a proposed offering price of $4.50 and $0.50, respectively. Upon the effectiveness of the Proposed Offering all of the Bridge Notes are required to be repaid and all of the Bridge Warrants are required to be exchanged for 1,600,000 new warrants. Assuming the Public Offering closes in April 1997, the Company will repay the Bridge Notes in the principal amount of $1,600,000 together with accrued interest of $100,000; and 1,600,000 warrants will be issued to the holders of the Bridge Warrants in exchange therefore. There can be no assurance that the Proposed Offering will be successful, and if the Proposed Offering is not successful, the Bridge Notes and Bridge Warrants will remain outstanding.

INDUSTRY OVERVIEW

         The results of a recent study commissioned by the American Dental Association ("ADA") indicate that the number of U.S. dental visits has grown, from 360 million in 1975, to 534 million in 1995; and that the total expenditure for dental care in the U.S. in 1995 was approximately $43.2 billion. According to industry estimates, during 1995 there were approximately 130,000 active dentists serving the United States marketplace in about 100,000 dental practices.

         In 1994, the U.S. dental medical/surgical equipment market was estimated by the ADA to be a $2.5 billion annual industry, with a projected annual growth rate of between 6% and 8%, reaching $3.5 billion annually by the year 2000. The ADA reports that the average annual purchase of dental supplies and equipment in 1995 was approximately $19,000 per dentist. Factors contributing to this growth include the general aging of the population, technological advances, increasing regulatory requirements relating to infection control, and the proliferation of dental insurance coverage. In addition to the domestic market for dental supplies and equipment, the ADA findings indicate that there is a multi-billion dollar annual market for such items in Europe and Asia.

GROWTH STRATEGY

         The Company's goal is to be a leading manufacturer and distributor of high technology dental products. The Company believes that its focus on the following business strategies will help it to achieve this goal:

          Delivery of Innovative, Value-Oriented Products. The Company seeks to provide innovative products that offer a strong price-value relationship to its customers. The Company endeavors to deliver products that offer, or will offer, greater or differentiated operating features at competitive prices.

          Commitment to Product Development. From inception (October 23, 1995) through December 31, 1996, the Company has devoted over $850,000 to product development activities. The Company believes that its focus on new and improved technologies is essential if the Company is to establish and maintain a competitive position in the marketplace.

          Growth Through Acquisitions and Joint Ventures. The Company anticipates that it will complement its internal growth, both in number of products and sales, through acquisitions and joint ventures and a focus on developing and marketing new technologies for the dental practice. The Company believes that acquisitions and joint ventures present an effective means of obtaining technical personnel and obtaining or expanding technologies, products and markets. The Company continually evaluates opportunities for acquisitions and joint ventures, although it is not currently party to any commitment, understanding or agreement related to such endeavors.

          Expansion of Domestic and International Sales. Although both the domestic and international dental supply markets are highly competitive, the Company believes that the size of these markets provides an excellent opportunity for growth. The Company intends to increase its domestic sales through the introduction of new high technology products and to increase its international sales through entry into additional distribution agreements with foreign distributors. The Company intends to capitalize on its experienced management and sales team to increase its domestic and international sales.

TELICAM SYSTEM

         Currently, the Company's primary product is an intraoral dental camera known as the TeliCam System. Management believes that the TeliCam System, a video memory, full color intraoral dental camera system is unlike any other system currently available on the market. Traditional intraoral dental cameras consist of: (i) a handpiece, the end of which contains the camera lens and light source; (ii) a camera chip ("CCD chip"), with a camera chip processing unit ("CCU processor"), which interprets the camera's video signals; (iii) video and light source cables which connect the handpiece to the CCU processor, and (iv) an external capture device, such as a video recorder or printer so that the dentist and patient can view the video image. The primary distinguishing feature of the TeliCam System is its ability to capture and "freeze" video images and display multiple images simultaneously without an external capture device. The heart of the TeliCam System's image capture capabilities is the Teli CCU processor which is incorporated therein. The Teli CCU processor, which was designed specifically for intraoral dental camera use, has a built-in image capturing mechanism or "frame grabber" computer chip. This gives the dental professional the ability to capture from one to four images with the touch of a button on the handpiece or the use of a foot pedal, and eliminates the need for network installation and the hardwiring of external capture devices. Additionally, the Teli CCU processor's frame grabber incorporates an automatic light intensity control which eliminates reflection and glare from the fiberoptic illumination for clearer video images. The Company has exclusive world-wide rights to market the Teli CCU processor to the dental market.

         Another feature of the TeliCam System is its 1/3 inch camera with near-focus capabilities as close as two millimeters and magnification capabilities of up to 120 times the actual image, all available without the necessity of changing lenses. The Company believes that this functionality is only available in significantly more expensive competing models. Additionally, the TeliCam System features an ergonomically designed, easy-to-use monocoil cable, which connects the camera's handpiece to the CCU processor. To the extent permanent images may be required by insurance companies, auxiliary printing systems are available from the Company.

        The Company is currently completing the development of its TeliCam II intraoral camera. This system, designed for the medium-priced dental market, is distinguished from the Company's current TeliCam I by its increased fiber optic illumination, rotary focus capability which increases ease of use, and increased image clarity. The TeliCam II may also be used with the InTELInet network. The Company will introduce the TeliCam II in the second quarter of 1997. No assurances can be given that, after its introduction the TeliCam II will achieve market success. Following introduction of the TeliCam II, the Company will continue to market the TeliCam I because the TeliCam I will continue to offer certain functions not available in the TeliCam II. Among these functions is a button mechanism on the TeliCam I camera handpiece which can be used to initiate image capture while the TeliCam II requires a foot pedal to initiate image capture. However, the Company expects that in future periods, sales of the TeliCam II will generally exceed same period sales of the TeliCam I.

INTELINET VIDEO MONITORING SYSTEM

        The Company has commenced marketing of its InTELInet Video Monitoring System ("InTELInet") which generally includes two TeliCam systems, a printer, a video-cassette monitor, cabling and installation. InTELInet is designed to be a cost-effective solution to the problems generally associated with standard networking of various intraoral cameras in multiple operatories within a single dental practice. With traditional intraoral camera networks, each camera must be wired to a centralized printer in order to capture and store the desired image, which must then be relayed back to the camera's monitor for viewing the image, and back to the printer for ultimate printout. These requirements result in substantial and expensive wiring. Also, competing intraoral cameras require networking implementations which do not permit the simultaneous use of multiple cameras unless a costly printer is attached to each camera. Consequently, this type of network requires the dental practice to make a significant expenditure for cabling and installation and on-site printers in every operatory. The InTELInet requires significantly less cabling and eliminates the need for purchasing multiple printers because of the built-in image capture capabilities of the TeliCam System. The Company emphasizes the savings to dental practices and the ease of use of the InTELInet in its marketing campaigns. The InTELInet is being marketed by the Company only in the U.S. due to the general absence of multiple operatory practices outside of the United States. The InTELInet facilitates simple network expansion and is only compatible with intraoral dental cameras marketed by the Company.

        From November 1996 through March 25, 1997, the Company has sold 145 InTELInet systems. Currently, the average sales price for a two operatory installation is approximately $9,100 plus an additional $2,000 for each additional operatory networked.

PRODUCT DEVELOPMENT ACTIVITIES

        The Company expended $322,467 and $528,426 for research and development of its products for the ten months ended December 31, 1996 and from Inception to March 2, 1996, respectively. In addition to its work on the TeliCam II, the Company is currently working with third parties in the development of a teeth whitening system product. This system would utilize a high energy, high pressure ionized gas in the presence of an electrical current to create a laser type light to effect teeth whitening. The Company believes that the teeth whitening system can produce faster results at a lower cost than currently available teeth whitening systems. Currently, the leading system for teeth whitening in the dental office requires more than two hours of the dentist's time. The Company is currently testing technologies for whitening teeth that have the potential to whiten teeth in a dentist's office in substantially less time and by a dental hygienist instead of the dentist. The testing involves the compatibility of the light source and catalytic chemicals to produce effective and rapid teeth whitening. The technology also functions as a curing system for curing composites, adhesives, and sealants used in dental bonding and repair. Currently available light curing systems can achieve similar results to those anticipated to be produced by the system currently being tested by the Company. However, the Company believes the curing system it is testing can be marketed at a price point significantly below that of functionally competitive systems. If the teeth whitening system is successfully developed, the Company may be required to enter into contractual arrangements with the third party developers retained by the Company prior to marketing the system. There can be no assurance that the development of the teeth whitening system will be successful or commercially viable, or that, if required, the Company will be able to enter into marketing agreements with third parties on terms acceptable to the Company.

         The Company is also negotiating to obtain marketing rights to digital dental x-ray technology through a possible joint venture or through an exclusive worldwide distribution agreement. This technology, if successfully developed or obtained through a marketing agreement, would enable the Company to provide a more user-friendly digital x-ray system comparable to functionally competitive systems at a significantly lower price point. Digital x-ray systems, including those currently on the market, reduce radiation exposure compared to conventional x-ray systems and allow dentists to view x-ray images in real-time without the time-consuming process of film development and eliminate the need to use and dispose of chemicals required to develop conventional x-ray film. This technology will allow database storage and recall of images for comparison purposes. No assurance can be given that the Company will be able to acquire the digital x-ray technology, or if the technology is acquired, that the Company will be able to commercially exploit it. Additionally, the Company believes that the teeth whitening and digital x-ray systems being considered by the Company will require FDA approval prior to marketing, and as a consequence, the timing of the domestic introduction of such products is uncertain. The Company will determine whether or not to proceed with the marketing of such products based upon the results of the development of the teeth whitening process and the Company's negotiations with respect to the digital x-ray system.

MANUFACTURING AND COMPONENT PARTS

         The Company assembles and tests the TeliCam System, as well as develops new products, at its facility located in Irvine, California. With the exception of the camera's CCU processor, the Company believes that there are multiple sources from which it may purchase the components of the TeliCam System. The Company, however, anticipates that it will obtain certain of the components of the TeliCam System from a single, in the case of the CCU processor, or limited number of sources of supply. Although the Company believes it will be able to negotiate satisfactory alternative supply arrangements, failure to do so may have a material adverse effect on the Company. Furthermore, there can be no assurance that suppliers will dedicate sufficient production capacity to satisfy the Company's requirements within scheduled delivery times or at all. Failure or delay by the Company's suppliers in fulfilling its anticipated needs may adversely affect the Company's ability to market the TeliCam System.

         Effective October 1, 1996, the Company amended its distribution agreement ("BMC Distribution Agreement") with Boston Marketing, a licensed distributor of the Teli manufactured CCD chip which includes the Teli CCU processor. Pursuant to the BMC Distribution Agreement, the Company has the exclusive right (i) to market certain Teli manufactured CCD chip assemblies with CCU processors (model numbers CS6110 S/B with Frame Grabber, CS6110 P S/B with Frame Grabber and the CS6110 S/B without Frame Grabber (each a "Teli Unit" and collectively the "Teli Units")) to the dental market, and (ii) to use the "TeliCam" trademark. The Teli Units are key components of the Company's intraoral digital cameras. The BMC Distribution Agreement has a five-year initial term. The Company has agreed to purchase a minimum of 2,500 Teli Units per year for each of the five years, at an initial price of $750 per Teli Unit, subject to increase after October 1, 1998. The Company has the option to cancel the BMC Distribution Agreement if any price increase is unacceptable. The Boston Market Distribution Agreement is terminable by Boston Marketing if the Company fails to meet its annual minimum purchase obligation. The term of the BMC Distribution Agreement may be extended by mutual agreement of the Company and Boston Marketing for an additional five year term. Management believes that, if necessary, other CCD chips, CCU processors and frame grabbers could be obtained from third-party suppliers on comparable terms, although a disruption in supplies of components could extend for up to six months, which would materially adversely affect the Company's operating results.

BACKLOG

         The Company generally does not operate with significant order backlog and a substantial portion of its revenues in any quarter is derived from orders booked in that quarter.

MARKETING AND SALES

         U.S. Sales and Distribution. The Company's domestic sales are made by four full-time employees who are based at corporate headquarters, and a national field force of independent sales representatives under the supervision of 16 independent Regional Managers. The Company's full time sales employees are generally experienced in the business of marketing and distribution of intraoral cameras to the dental industry. The Company markets its products through direct mail solicitations, professional publications advertising, and attendance at dental conferences. During 1996, the Company ran advertisements in "Dental Products Report" and attended in excess of 70 dental conferences and trade shows. In addition, the Company has sold TeliCam Systems to five dental schools including the University of Chicago, Tufts University and the University of Louisville. The Company believes that these and anticipated future dental school sales will generate additional interest in, as well as familiarity with, the Company's products at the initial stages of a dental professional's career. In the U.S. dental marketplace, the Company's marketing campaign has focused on the advantages of the intra-office networking capabilities and the significantly lower price of the TeliCam System.

         International Sales and Distribution. In the international market, the Company sells the TeliCam System through independent dealers and distributors. Presently, the Company has six contracts with independent distributors, which agreements cover key international markets including Northern and Western Europe, the Middle East, the Far East, Russia, Australia, Canada and South America. These distributors provide important support, including customer support and product service, to customers in each of their respective countries. The Company had an agreement with Hiroki Umezaki, a former officer, director and principal stockholder of the Company, pursuant to which he was to receive a 15% commission on all sales made by the Company in Asia, except Japan, in which his commission was to be 12%. This agreement resulted in Mr. Umezaki earning $15,000 in commissions through December 31, 1996. This agreement has been orally amended to provide that Mr. Umezaki shall receive a 12% commission on sales made in Japan only. This oral agreement is currently being documented with these changed terms and the Company believes that the new agreement will be signed with the new terms as described above. Furthermore, Olympus Camera Company of Japan ("Olympus") has commenced purchases and has recently signed a letter of intent with the Company relating to Olympus becoming the exclusive distributor of the TeliCam System in Japan; however, no assurance can be given that the parties will enter into a distribution agreement. The Company's international sales, which commenced in April 1996, aggregated approximately $2,200,000 through December 31, 1996. Since printed copies of dental images are not generally required by foreign insurance companies, the Company believes that the TeliCam System Frame-grabber image capturing mechanism, which enables dental professionals to avoid the costs of external capture devices, and their requisite networking demands, makes the TeliCam System particularly attractive in international markets. The Company currently does not intend to market the InTELInet network outside the United States.

TRAINING, CUSTOMER SUPPORT AND PRODUCT SERVICE

         Management believes that operating the TeliCam System requires very little training. Nevertheless, as part of the Company's customer service program, the sales representative or international distributor responsible for the sale of the TeliCam System schedules an installation and training appointment when the system is delivered. In addition, the Company provides a TeliCam System operating manual to its customers which provides answers to frequently asked questions about the product's operations. The Company's technical support personnel, and internationally, the support personnel of the Company's distributors, are also available to answer customers telephone inquiries during normal business hours. All TeliCam Systems come with a one-year complete parts and labor warranty and extended warranties are also available. InTELInet installation and maintenance is provided through independent installers retained by the Company.

PATENTS AND PROPRIETARY RIGHTS

         The patents pertaining to the various components of the TeliCam System are all owned by third parties. Pursuant to an agreement with Boston Marketing Company, Ltd. ("Boston Marketing") the Company has the exclusive right to market TeliCam's CCD processor unit ("Teli Units") to the dental market ("Boston Marketing Distribution Agreement"). Also pursuant to this agreement, the Company has the rights to use the "TeliCam" trademark.

         The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company's proprietary technology is not protected by any patents. Consequently, the Company relies primarily on trademark, trade secret and copyright laws to protect its technology. Also, the Company is implementing a policy that all employees and third-party developers sign nondisclosure agreements. However, there can be no assurance that such precautions will provide meaningful protection from competition or that competitors will not be able to develop similar or superior technology independently. Also, the Company has no license agreements with the end users of its products, so it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or otherwise obtain and use information that the Company regards as proprietary. If litigation is necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition. Ultimately, the Company may be unable, for financial or other reasons, to enforce its rights under intellectual property laws. In addition, the laws of certain countries in which the Company's products are or may be distributed may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

         The Company believes that its products do not infringe upon any valid existing proprietary rights of third parties. Although the Company has received no communication from third parties alleging the infringement of proprietary rights of such parties, there can be no assurance that third parties will not assert infringement claims in the future. Any such third party claims, whether or not meritorious, could result in costly litigation or require the Company to enter into royalty or licensing agreements. There can be no assurance that the Company would prevail in any such litigation or that any such licenses would be available on acceptable terms, if at all. If the Company were found to have infringed upon the proprietary rights of third parties, it could be required to pay damages, cease sales of the infringing products and redesign or discontinue such products, any of which alternatives, individually or collectively could have a material adverse effect on the Company's business, operating results and financial condition.

GOVERNMENT REGULATION

         The products which the Company sells are considered to be medical devices and the Company is considered to be a medical device manufacturer and is subject to control by, among other governmental entities, the FDA and the corresponding agencies of the states and foreign countries in which the Company sells its products. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture and labeling of medical devices, the maintenance of certain records and the reporting of potential product problems and other matters. A failure to comply with such regulations could have material adverse effects on the Company.

         The Federal Food, Drug and Cosmetic Act ("FDC Act") regulates medical devices in the United States by classifying them into one of three classes based on the extent of regulation believed necessary to ensure safety and effectiveness. Class I devices are those devices for which safety and effectiveness can reasonably be ensured through general controls, such as device listing, adequate labeling, premarket notification and adherence to good manufacturing practices ("GMP") as well as medical device reporting ("MDR") labeling and other regulatory requirements. Class II devices are those devices for which safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance and patient registries, as well as adherence to the general controls provisions applicable to Class I devices. Class III devices are devices which generally must receive premarket approval by the FDA pursuant to a premarket approval ("PMA") application to ensure their safety and effectiveness. Generally, Class III devices are limited to life sustaining, life supporting or implantable devices; however, this classification can also apply to novel technology or new intended uses or applications for existing devices.

         Before they can be marketed, most medical devices introduced to the United States market are required by the FDA to secure either clearance of a pre-market notification pursuant to Section 510(k) of the FDC Act (a "510(k) Notification") or approval of a PMA. Obtaining approval of a PMA application can take several years. In contrast, the process of obtaining 510(k) Notification clearance generally requires a submission of substantially less data and generally involves a shorter review period. Most Class I and Class II devices enter the market via the 510(k) Notification procedure, while new Class III devices ordinarily enter the market via the more rigorous PMA procedure.
In general, clearance of a 510(k) Notification may be obtained if a manufacturer or seller of medical devices can establish that a new device is "substantially equivalent" to a predicate device other than one that has an approved PMA. The claim for substantial equivalence may have to be supported by various types of information, including clinical data, indicating that the device is as safe and effective for its intended use as its legally marketed equivalent device. The 510(k) Notification is required to be filed and cleared by the FDA prior to introducing a device into commercial distribution. Market clearance for a 510(k) Notification submission may take 3 to 12 months or longer. If the FDA finds that the device is not substantially equivalent to a predicate device, the device is deemed a Class III device, and a manufacturer or seller is required to file a PMA application. Approval of a PMA application for a new medical device usually requires, among other things, extensive clinical data on the safety and effectiveness of the device. PMA applications may take years to be approved after they are filed. In addition to requiring clearance or approval for new medical devices, FDA rules also require a new filing and review period prior to marketing a changed or modified version of an existing legally marketed device if such changes or modifications could significantly affect the safety or effectiveness of that device. The FDA also prohibits an approved device from being promoted or marketed for unapproved applications.

         Over time, the FDA has adopted classification regulations for certain medical devices and has designated some of these devices as Class I, while exempting certain of them from the 510(k) Notification requirements. The dental burs currently sold by the Company's BDI subsidiary have been classified by the FDA as Class I devices and are exempt from the 510(k) Premarket Notification requirements. They are not exempt from GMP, medical device reporting, labeling and other regulatory requirements. The FDA has not specifically classified intraoral dental cameras. The FDA, however, has classified certain other devices, including a surgical camera and a fiber-optic dental light, as Class I devices exempt from 510(k) Notification and the Company believes that its intraoral dental camera is likely to be treated in the same manner provided that it continues to market this device only for use in assisting patient communications and in providing a record in order to facilitate insurance payment or reimbursement. While the Company believes its position is correct, there can be no assurance that the FDA will agree with such position. If the FDA disagrees, the Company will be required to file a 510(k) Notification and may be required to suspend sales of the TeliCam System until FDA clearance is granted. The Company does not promote the TeliCam System for diagnostic uses. If intraoral dental cameras are marketed or promoted for diagnostic uses or for treatment uses, the FDA generally takes the position that a 510(k) Notification must be filed for clearance by the FDA.

         The Company believes that it will be required to obtain FDA approval or clearance prior to introduction of any teeth whitening and digital x-ray product lines, if such product lines are, in fact, developed.

         Pursuant to FDA requirements, the Company has registered its manufacturing facility with the FDA as a medical device manufacturer, and listed the medical devices it manufactures. The Company also is subject to inspection on a routine basis for compliance with FDA regulations. These regulations include those covering GMP which require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company is required to comply with other FDA requirements with respect to labeling, and the MDR regulations which require that the Company provide Information to the FDA on deaths or serious injuries alleged to have been associated with the use of its products, as well as product malfunctions that are likely to cause or contribute to death or serious injury if the malfunction were to recur. The Company believes that it is currently in material compliance with all relevant GMP and MDR requirements.

         In addition, the Company is required to be licensed as a medical device manufacturer by the State of California. The Company has applied for such a license to cover its manufacturing activities. In general, because of the Company's belief that its products are Class I devices and exempt from 510(k) Notification, the Company believes that the California Department of Health Services, Food and Drug Branch ("California DHS") will permit the Company to continue to manufacture and sell its products prior to the required prelicensing inspection. Approval of the license generally requires that the Company comply with the FDA's GMP labeling and MDR regulations, as well any other applicable regulatory requirements. This State license is not transferable and must be renewed annually.

         Generally, if the Company is in compliance with FDA and California regulations, it may market its devices in other states in the United States. International sales of medical devices are also subject to the regulatory requirements of each country, and in Europe, the regulations of the European Union. The regulatory review process varies from country to country. The Company, in general, will rely upon its distributors and sales representatives in the foreign countries in which it markets its products to ensure that the Company compiles with the regulatory laws of such countries. The Company believes that its international sales to date have been in compliance with the laws of the foreign countries in which it has made sales. Failure to comply with the laws of such country could have a material adverse effect on the Company's operations and, at the very least, could prevent the Company from continuing to sell products in such countries.
Exports of Class I and Class II medical devices are also subject to certain limited FDA regulatory controls.

PRODUCT LIABILITY AND INSURANCE

         The nature of the Company's present and planned products may expose the Company to product liability risks. No product liability claims have been brought against the Company to date. The Company maintains product liability insurance with coverage limits of $1,000,000 per occurrence and $1,000,000 per year. While the Company believes that it maintains adequate insurance coverage, there can be no assurance that the amount of such insurance will be adequate to satisfy claims made against the Company in the future or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims or product recalls could have a material adverse effect on the business and financial condition of the Company. In addition, the Company is required under certain of its licensing agreements to indemnify its licensors against certain product liability claims by third parties.

COMPETITION

         The distribution and manufacture of dental supplies and equipment is intensely competitive. For example, there are at least five companies offering intraoral camera systems which are competitive with the TeliCam System. Many of the Company's competitors have greater financial and other resources than the Company, and, consequently, such entities may be able to develop, manufacture, market and/or distribute systems which are functionally similar or superior to the Company's products. Moreover, significant price reductions by the Company's competitors could result in a similar reduction in the Company's prices. Any of these competitive pressures may have a material adverse effect on operating results.

         In the United States, the Company competes with other companies that sell dental products, distributors and several major manufacturers of dental products, primarily on the basis of price, customer service and value-added services and products. The Company's principal domestic competitors are Patterson Dental Co., Henry Schein, Inc., New Image Industries, Inc. and Ultrak. The Company also faces competition in its international markets, where the Company competes on the basis of price and product quality against the same dental product distributors and manufacturers.

EMPLOYEES

         At March 9, 1997, the Company had 46 full-time employees. Of these employees, 25 were involved in production, 5 were in customer service, 10 were in administration, 4 were engaged in sales and marketing, and 2 were involved in engineering and research and development. The Company believes it has a good relationship with its employees and none of its employees are represented by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTIES.

         The corporate headquarters and principal offices of the Company are located in Westlake Village, California, consisting of approximately 3,900 square feet space under a lease that expires on November 14, 2000 ("Office Lease"). The Office Lease provides for aggregate minimum monthly rental payments of approximately $5,800. In addition, the Company, on behalf of BDI, leases an additional 605 square feet in Westlake Village, California ("BDI Lease"), at a rental rate of approximately $844 per month. The BDI Lease has been extended through April 1997 and the Company has no present intention of renewing this lease. Further, under a lease that expires on November 1, 1998 ("Plant Lease"), the Company has approximately 5,700 square feet of space in a building in Irvine, California, where it manufactures and distributes the TeliCam System and conducts research and development activities. The rental payment under the Plant Lease is approximately $5,310 per month. Both the Office Lease and the Plant Lease require the Company to pay taxes, maintenance fees, insurance, and periodic rent increases based on a published price index. The Company is currently looking for additional facilities to replace or supplement the property which is subject to the Plant Lease.


ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On November 29, 1996, the Company filed a Schedule 14(C) Information Statement for a Notice of Action by Stockholders Without a Meeting pursuant to
Section 14C of the Securities Exchange Act of 1934, and Regulation 14C promulgated thereunder (Commission File No. 000-12850). Notice was thereby given that the holders of a majority of the outstanding shares of common stock of the Company had adopted an Amendment and Restatement (the "Amendment and Restatement") of the Corporation's Certificate of Incorporation, as previously amended (the "Certificate of Incorporation") on October 23, 1996 by written consent and without a meeting. Among other things, the Amendment and Restatement (i) changed the name of the Company to Dental/Medical
Diagnostic Systems, Inc.; (ii) increased the number of authorized shares of Common Stock, par value $.01 per share, from 10,000,000 to 20,000,000 shares;
(iii) authorized the creation of a new class of 1,000,000 shares of Preferred Stock, par value $.01 per share; (iv) approved a one-for-2.197317574 reverse stock split of the shares of Common Stock issued and outstanding on the effective date thereof, and of the shares of Common Stock underlying options and other rights granted by the Company on or prior to the effective date thereof; and (v) effected a restatement of certain other provisions of the Certificate of Incorporation, including, without limitation, the provision concerning the indemnification of officers and directors by the Company.

        Effective as of October 23, 1996, 5,058,000 shares (or approximately 58%) of the 8,746,900 shares of Common Stock then outstanding executed and delivered to the Company written consents to the Company's adoption of the Amendment and Restatement. Since the Amendment and Restatement was approved by the holders of the required majority of Common Stock no proxies were solicited with such Information Statement.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock is currently quoted on the OTC Bulletin Board under the symbol "DMDS." The Common Stock is traded on a sporadic basis; therefore the prices quoted below are not necessarily indicative of market value. The following table sets forth the range of the high and low bid quotations of the Common Stock on the OTC Bulletin Board for the periods indicated as reported by NASDAQ Trading and Market Services. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

                                            HIGH          LOW
                                            ----          ---
 PERIOD ENDED
          June 30, 1996  . . . . . . .      $5.8         $ .9
          August 31, 1996  . . . . . .       5.4          3.6
          November 30, 1996  . . . . .       5.8          3.6
          December 31, 1996  . . . . .       5.6          4.3

         On April 4, 1997, the high bid and low ask price of the Common Stock were $5.50 and $5.83, respectively. As of April 4, 1997, there were 244 stockholders of record and approximately 400 beneficial holders of the Common Stock.

                                 DIVIDEND POLICY

         The Company has not paid any cash dividends on the Common Stock since its inception and does not intend to pay and dividends on the Common Stock in the foreseeable future. The payment of any dividends in the future will depend on the evaluation by the Company's Board of Directors of such Factors as it deems relevant at the time and restrictions imposed by the terms of the Company's debt obligations that impose retrictions on any payment of dividends currently, the Board of Directors believe that all the Company's earnings, if any, should be retained for the development of the Company's business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis should be read together with the Consolidated Financial Statements of the Company and notes thereto incorporated elsewhere in this Form 10KSB.

INTRODUCTION

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the ten-month period ended December 31, 1996, and for the period from inception (October 23, 1995) to March 2, 1996. Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control.

         On March 1, 1996, the Company purchased all of the outstanding membership interests of Dental/ Medical Diagnostic Systems, L.L.C. ("DMD") and all of the outstanding capital stock of Bavarian Dental Instruments, Inc. ("BDI"). Immediately subsequent to the transaction, the former members of DMD and stockholders of BDI owned approximately 66.6% of the Company's outstanding common stock and management control of the Company was transferred to the former management of DMD and BDI. Accordingly, for accounting purposes the acquisition was treated as a recapitalization of DMD and BDI with DMD and BDI combined as the acquiror (reverse acquisition). As a result, the combined historical financial statements of DMD and BDI became the financial statements of the Company. From inception, on October 23, 1995, through March 2, 1996, the Company generated net sales of only $220,623 and incurred a net loss of $1,625,213. Because both DMD and BDI were only formed in October and November of 1995, incurred substantial losses in connection with the commencement of their respective operations, and commenced sales in February 1996, a comparison of the financial information of the Company for the ten-month period ended December 31, 1996 to the period from inception through March 2, 1996 is not meaningful.

         DMD was formed in October 1995 and has been primarily involved in designing, developing, manufacturing, and marketing intraoral dental cameras ("TeliCam Systems"). The first shipments to customers of the TeliCam System commenced in early February 1996. BDI was formed in November 1995 and has been primarily involved in the marketing and distribution of dental burs imported from Russia. The first sales of burs commenced in March 1996. On July 9, 1996, the Company determined to focus future strategic development primarily upon high value added dental/medical products and technology and, accordingly, decided to discontinue the dental bur product line, comprised of low-margin, low-technology products. The Company thereafter commenced an orderly liquidation of its inventory of dental burs, and expects the liquidation to be completed in 1997 without significant adverse effect on operations.

         On January 13, 1997 the Company changed its name from Edudata Corporation to Dental/Medical Diagnostic Systems, Inc. On February 5, 1997, the Company changed its fiscal year end from a fiscal year ending on the nearest Saturday to February 28th to a December 31 fiscal year end. On February 28, 1997, the Company filed with the Securities and Exchange Commission a registration statement on Form SB-2 relating to a proposed public offering by the Company (the "Proposed Offering") of an aggregate of 1,500,000 shares of Common Stock and 1,500,000 Redeemable Stock Purchase Warrants at a proposed offering price of $4.50 and $0.50, respectively. There can be no assurance that the Proposed Offering will be successful or that additional financing will be available to the Company when needed or on commercially reasonable terms. Any inability to obtain additional financing when needed will have a material adverse affect on the Company, including requiring the Company to curtail expansion of its operations.

         The Company has a limited history of operations which includes results of operations of the BDI product line, now discontinued. Although no assurance can be given, the Company believes that results of operations for the period presented may not be indicative of future results because the period presented includes the period immediately following initial introduction of the TeliCam System, includes the results of the business of BDI which has been discontinued, and because the Company expects to introduce the TeliCam II and other new products in future periods. The Company's prospects for increasing sales and profits is subject to a number of risks, including competitive and economic conditions, as well as the market acceptance of new technologies the Company may seek to introduce.

RESULTS OF OPERATIONS

         For the ten-month period ended December 31, 1996, net sales totaled $11,673,102, generating an operating profit of $304,435. Included in these results were sales of approximately $235,000 and an operating loss of approximately $196,000 related to the Company's discontinued dental bur product line. As described above, the Company expects to complete the sale of inventory related to this product line in fiscal 1997 without any significant adverse impact on operating results.

         Net sales totaled $11,673,102 for the ten-month period ended December 31, 1996, and are comprised primarily of sales of TeliCam Systems and related products. Total sales for this period included approximately $2,200,000 in sales to international distributors. Sales for the period from inception (October 23, 1995) through March 2, 1996 were not significant as the Company spent the majority of the period developing its initial product offering with sales commencing in February 1996. As further described below under the caption "Fluctuations in Quarterly Results," the Company's sales are generally expected to be higher in the fourth quarter due to the purchasing patterns of dentists in the United States. During the ten month period ended December 31, 1996, the month of December alone accounted for approximately $2,100,000 in net sales due to a combination of increasing domestic and foreign sales. Domestic sales in December were higher than normal primarily due to year end purchases by dentists taking advantage of a $17,000 Federal tax credit for capital equipment purchases, and to the introduction of the InTELInet system. The Company believes that the tax credit accelerated certain TeliCam System sales that would ordinarily have occurred in January and February 1997 and may result in reduced first quarter 1997 sales.

         Cost of sales for the ten-month period ended December 31, 1996 were $6,685,464 or 57% of sales. As a percentage of sales, the Company expects costs of international sales to be higher than domestic sales due to higher discounts being required on international sales; however, this effect should be offset by reduced warranty and service costs as well as reduced selling costs on international sales.

         Selling, general, and administrative expenses totaled $4,360,736 or 37% of sales for the ten-month period ended December 31, 1996. These expenses relate to administering the continuing design, development, manufacturing, and marketing of the Company's TeliCam Systems. These expenses include advertising and promotion expenses of $1,008,879 comprised primarily of trade show fees, trade magazine advertising and direct mail promotions. Salaries and wages totaled $966,745 comprised primarily of expenses for sales and production administration, marketing, sales and customer support staff and finance and accounting personnel. Commissions resulting from sales of TeliCam Systems and the InTELInet product introduced in November 1996 totaled $1,223,547. These expenses are expected to increase in absolute dollars relative to net sales in future periods, due to the need for additional support functions as the Company's sales increase.

         Research and development expenses totaled $322,467 or 3% of sales for the ten-month period ended December 31, 1996, and related primarily to direct expenses of ongoing design and development of enhancements to the Company's TeliCam I and, to a lesser extent, the Company's TeliCam II. These expenses are comprised of wages and benefits for engineering personnel, design and development fees and raw material used in the development of prototypes. These expenses are expected to continue at relatively the same rates in future periods for the TeliCam System. However research and development expenses will increase for the development of new products. Increased expenditures on research and development resulting from application of the proceeds of the Proposed Offering to further research and development projects and joint ventures and possible acquisitions, are expected to result in increased expenses and may result in correspondingly reduced earnings in future periods.

         Amortization of debt issuance cost totaled $31,548 for the ten-month period ended December 31, 1996, and is the result of the cost of the sale of the Bridge Notes, issued in November 1996, being amortized over the term of the Notes. These costs will continue into future periods until the debt is paid. The Company intends to pay such debt out of the proceeds of the Proposed Offering and, accordingly, expects to take a charge of approximately $190,000 for the write-off of unamortized debt issuance costs in the second quarter of fiscal 1997.

         Interest expense totaled $57,166 for the ten-month period ended December 31, 1996, and consisted of interest paid on capital lease obligations and interest accrued on the Bridge Notes and notes payable to related parties.

        Net income for the ten-month period ended December 31, 1996 totaled $137,151 or $.05 per share.

LIQUIDITY AND CAPITAL RESOURCES

         For the ten-month period ended December 31, 1996, the Company used net cash of $1,631,343 in operations. The Company financed its operating cash requirements through the sale of 422,219 shares of Common Stock in April 1996 which generated cash proceeds of approximately $1,055,000, net of issuance costs, and through the Bridge Financing in November 1996, which generated cash proceeds of approximately $1,315,000, net of issuance costs.

         Accounts receivable increased by $1,188,544 to $1,305,143 at December 31, 1996 primarily due to the increasing sales volumes during the ten-month period ended December 31, 1996 and due to the level of international sales during December. Sales for the period from inception (October 23, 1995) through March 2, 1996 were only $220,000. Accounts payable and accrued liabilities totaling $1,720,358 at December 31, 1996 decreased slightly from $1,806,640 at the prior year end period. Inventory levels increased $461,812 to $1,513,075 due to increased sales and production levels for TeliCam Systems.

         Capital expenditures totaled $200,686 for the ten-month period ended December 31, 1996, and resulted primarily from purchases of additional computer equipment and test equipment to support the administrative and production functions of the Company. Book overdrafts decreased in the current period by $49,906. Cash on hand at the end of the period was $1,058,836.

         The Company requires additional cash to continue to pay down its liabilities (including, without limitation, the Bridge Notes issued in the November 1996 Bridge Financing) for working capital purposes to support anticipated increased sales levels and to fund its research and development activities.

         Based on its current operating plan, the Company believes that the proceeds of the Proposed Offering, together with existing resources and cash generated from operations, if any, will be sufficient to satisfy the Company's contemplated working capital requirements for at least the next twelve months. There can be no assurance that the Proposed Offering will be successful, that the Company's working capital requirements during this period will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for expansion.

         On February 13, 1997, the Company received a Commitment Letter from Comerica Bank ("Comerica") confirming Comerica's intent to extend up to a $2,000,000 line of credit to the Company, to be secured by a first priority security interest in the Companies assets and by an assignment of the Company's rights under a distribution agreement with the Boston Marketing Company, Ltd. The credit facility will bear interest monthly at the rate of the Comerica Bank Prime plus one-quarter of one percent (0.25%), as it may change from time to time, through June 1, 1998. All borrowings under the facility may be subject to a formula based, generally, on accounts receivable and inventory. The Company intends to use the proceeds of this credit facility for working capital and general corporate purposes. Although the Company is in the final stages of documentation of a definitive credit agreement, certain issues remain the subject of negotiation. The commitment of Comerica is contingent upon the parties' execution and delivery of a definitive credit agreement, the closing of the Proposed Offering, the repayment of the Bridge Notes, the provision to Comerica of a first-priority lien on the Company's assets and upon the absence of any material adverse change in the Company's business or financial condition. There can be no assurance that the Company will be successful in obtaining the credit facility, and the failure of the Company to do so could have a material adverse effect on the Company's business, operating results and financial condition.

FLUCTUATIONS IN QUARTERLY RESULTS

        The Company's business is subject to certain quarterly influences. Net sales and operating profits are generally higher in the fourth quarter due to the purchasing patterns of dentists in the Unites States and are generally lower in the first quarter due primarily to the effect upon demand of increased purchases in the prior quarter. It is also expected that the Company's business will experience lower sales in the summer months as a consequence of holiday vacations and a lesser number of trade shows.

        In anticipation of the introduction of the TeliCam II, in March, 1997, the Company offered promotional pricing on sales of the TeliCam I to reduce inventory levels of the TeliCam I and to increase cash available to finance increased inventories of the TeliCam II. The Company expects demand for the TeliCam II upon its introduction to significantly supplant demand for the TeliCam I. As a result of the TeliCam I price promotion, the Company expects remaining inventories of the TeliCam System to be significantly reduced, cash flow for March and April of the current year to be increased over levels which would normally occur without the price promotion, and that gross margins for the period of the price promotion will be reduced. Additionally, use by the company of a portion of the proceeds of the Offering to repay the Bridge Notes will cause the Company to incur a charge in the second quarter of 1997 of approximately $378,000.

        Quarterly results may be adversely affected in the future by a variety of other factors, including the timing of acquisitions and their related costs, as well as the release of new products and promotions taking place within the quarter. The Company plans to increase expenses to fund greater levels of research and development and to fund investments in joint ventures and acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be adversely affected.

CAUTIONARY STATEMENTS AND RISK FACTORS

         Several of the matters discussed in this document contain forward looking statements that involve risks and uncertainties. Factors associated with the forward looking statements which could cause actual results to differ materially from those projected or forecast in the statements that appear below. In addition to other information contained in this document, readers should carefully consider the following cautionary statements and risks factors:

         Limited Operating History; History of Losses and Accumulated Deficit. While the Company has been in existence since 1981, its operations between 1988 and its acquisition of DMD and BDI in March 1996, were limited to the exploration of acquisition opportunities. Dental\Medical Diagnostic Systems, the division of the Company which designs and markets the Company's TeliCam System, and BDI, a subsidiary of the Company, have only been in operation since October 1995. For the period from inception (October 23, 1995) to March 2, 1996, the Company incurred a net loss of $1,625,213, and for the ten month period ended December 31, 1996, the Company had net income of $137,151. At December 31, 1996, the Company's accumulated deficit was $1,488,062. The ability of the Company to sustain profitability will depend, in part, upon the successful marketing of existing products and the successful and timely introduction of new products. There can be no assurance that the Company will be able to generate and sustain net sales or profitability in the future.

         Dependence Upon a Single Product. The TeliCam I, and its enhanced version, the TeliCam II, are currently the Company's primary product and, together with related products such as the InTELInet system, will account for a substantial portion of the Company's revenue for the foreseeable future. There can be no assurance that the TeliCam System will be more effective than competing products or technologies, or will be successfully marketed. The Company is still in the early stages of marketing the TeliCam System and related products, and, consequently, the degree to which the market will accept this product is still uncertain. If the TeliCam System and related products cannot be marketed successfully on a sustained basis, it is likely that the Company's business operations would be substantially and adversely impacted.

         Importance of New Product Development to Growth. The Company's ability to develop and introduce new products successfully on a timely basis will be a significant factor in the Company's ability to grow and remain competitive. New product development often requires long-term forecasting of market trends, the development and implementation of new designs, compliance with extensive governmental regulatory requirements and a substantial capital commitment. The medical and dental device industry is characterized by rapid technological change. As technological changes occur in the marketplace, the Company may have to modify its products in order to keep pace with these changes and developments. The introduction of products embodying new technologies, or the emergence of new industry standards, may render existing products, or products under development, obsolete or unmarketable. Any failure by the Company to anticipate or respond in a cost-effective and timely manner to government requirements, market trends or customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's business, operating results and financial condition.

         Possible Need for Additional Capital. Although the Company believes that the net proceeds of the Offering, together with existing resources and cash generated from operations, if any, will be sufficient to satisfy the Company's working capital requirements for the next twelve months, there can be no assurance that this will be the case or that these funds will be sufficient to meet the Company's longer-term cash requirements for expansion. To the extent that the funds generated by the Proposed Offering, if any, together with existing resources, are insufficient to fund the Company's planned activities and, to the extent the Company is unsuccessful in concluding negotiations of an acceptable line of credit, the Company will need to raise additional funds through bank borrowings, public or private financings, or otherwise. If additional funds are raised through the issuance of equity securities, additional dilution to stockholders may occur. No assurance can be given that additional financing will be available when needed or that, if available, it will be on terms favorable to the Company or its stockholders. If needed funds are not available, the Company may be required to curtail its operations, which could have a material adverse effect on the Company's business, operating results and financial condition.

         Expansion through Undetermined Acquisitions and Joint Ventures. The Company intends to expand its product lines and domestic and international markets, in part, through acquisitions. The Company's ability to expand successfully through acquisitions will depend upon the availability of suitable acquisition candidates at prices acceptable to the Company, the Company's ability to consummate such transactions and the availability of financing on terms acceptable to the Company. There can be no assurance that the Company will be successful in completing acquisitions. Such transactions involve numerous risks, including possible adverse short-term effects on the Company's operating results or the market price of the Common Stock. As of the date of this Report, the Company is not engaged in negotiations to acquire any business, and has not yet identified any such business. These acquisitions and joint ventures may not be subject to approval or review by the Company's stockholders. The Company does not expect that it will obtain an appraisal by any independent appraisers with respect to any such acquisition. Certain of the Company's future acquisitions may also give rise to an obligation by the Company to make contingent payments or to satisfy certain repurchase obligations, which payments could have an adverse financial effect on the Company. In addition, integrating acquired businesses may result in a loss of customers or product lines of the acquired businesses and also requires significant management attention and may place significant demands on the Company's operations, information systems and financial resources. The failure effectively to integrate acquired businesses with the Company's operations could adversely affect the Company. In addition, the Company competes for acquisition opportunities with companies which have significantly greater financial and management resources than those of the Company. There can be no assurance that suitable acquisition opportunities will be identified, that any such transactions can be consummated, or that, if acquired, such new businesses can be integrated successfully and profitably into the Company's operations. Moreover, there can be no assurance that the Company's historic rate of growth will continue, that the Company will continue to successfully expand, or that growth or expansion will result in profitability.

        The Company also intends to expand its product lines and domestic and international markets through joint ventures. The Company's ability to expand successfully through joint ventures will depend upon the availability of suitable joint venture candidates whose terms are acceptable to the Company, the Company's ability to consummate such transactions and the availability of financing on terms acceptable to the Company. There can be no assurance that the Company will be successful in completing joint ventures. Such transactions involve numerous risks, including possible adverse short-term effects on the Company's operating results or the market price of the Common Stock. The
Company is currently engaged in discussions relating to product development joint ventures. The failure effectively to integrate joint ventures with the Company's operations could adversely affect the Company. In addition, the Company competes for expansion opportunities with companies which have significantly greater financial and management resources than those of the Company. There can be no assurance that suitable investment opportunities will be identified, that any such transactions can be consummated, or that such new businesses can be integrated successfully and profitably into the Company's operations. Moreover, there can be no assurance that the Company's historic rate of growth will continue, that the Company will continue to successfully expand, or that growth or expansion will result in profitability.

         Dependence on Third-Party Suppliers. With the exception of the TeliCam System's CCD processor unit, the Company believes that there are multiple sources from which it may purchase the components of the TeliCam System. The Company anticipates that it will obtain certain of the components of the TeliCam System from a single source or a limited number of sources of supply. Although the Company believes it will be able to negotiate satisfactory supply arrangements and relationships, the failure to do so may have a material adverse effect on the Company. Furthermore, there can be no assurance that suppliers will dedicate sufficient production capacity to satisfy the Company's requirements within scheduled delivery times or at all. Failure or delay by the Company's suppliers in fulfilling its anticipated needs may adversely affect the Company's ability to market the TeliCam System. Pursuant to the Boston Marketing Distribution Agreement, the Company has the exclusive right to market Teli Units to the dental market. Boston Marketing is a licensed distributor of the Teli Units under a separate agreement with their manufacturer. The agreement between Boston Marketing and the Teli Units manufacturer obligates Boston Marketing to meet minimum purchase obligations. If Boston Marketing fails to meet these obligations, Boston Marketing will be terminated as a licensed distributor. In the event of such termination, the Company, as a sublicensee subdistributor of Boston Marketing, may lose its right to purchase the Teli Units. Moreover, in the event the Company is unable to meet its minimum annual purchase obligations under the Boston Marketing Distribution Agreement, and, as a consequence, such agreement terminates, the Company may be required to find an alternative source for the primary component of its TeliCam System. The Company believes that, in the event the Company loses its right to sell the Teli Units, replacement components could be developed by and obtained from third parties, but that this may take more than six months. The potential delay associated with locating an alternative source of supply would have a significant adverse effect on the Company's operating results and financial condition. In addition, there is no guarantee that an intraoral dental camera system utilizing the replacement components will be accepted by the dental marketplace.

         Fluctuations in Quarterly Results. The Company's business is subject to certain quarterly influences. Management's prior experience in the industry would indicate that net sales and operating profits are generally higher in the fourth quarter due to the purchasing patterns of dentists and are generally lower in the first quarter due primarily to increased purchases in the prior quarter and during the summer months due to a reduced volume of trade shows and increased unavailability of dentists due to summer vacations. The Company plans to increase expenses to fund greater levels of research and development and to fund investments in joint ventures and acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, quarterly operating results and financial condition will be adversely affected. Quarterly results may also be adversely affected by a variety of other factors, including the timing of acquisitions and their related costs, as well as the release of new products and promotions taking place within the quarter. Other factors that may influence the Company's quarterly operating results include the timing of introduction or enhancement of products by the Company's or its competitors, market acceptance of the TeliCam II, the InTELInet System and other new products, development and promotional expenses relating to the introduction of new products or enhancements of existing products, reviews in the industry press concerning the products of the Company or its competitors, changes or anticipated changes in pricing by the Company or its competitors, mix of distribution channels through which products are sold, mix of products sold, product returns, the timing of orders from major distributors, order cancellations, delays in shipment and general economic conditions. Due to all of the foregoing factors, it is also likely that in some future periods the Company's operating results may be below the expectations of analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

         Extensive Government Regulation. The Company's products and its manufacturing practices are subject to regulation by the United States Food and Drug Administration ("FDA") pursuant to the Federal Food, Drug and Cosmetic Act ("FDC Act"), and by other state and foreign regulatory agencies. Under the FDC Act, medical and dental devices, including those under development by the Company must receive FDA clearance or approval before they may be sold, or be exempted from the need to obtain such clearance or approval. FDA regulations also require the Company to adhere to certain "Good Manufacturing Practices" ("GMP") regulations, which include validation testing, quality control and documentation procedures. The Company's compliance with applicable regulatory requirements is subject to periodic inspections by the FDA.

         The process of obtaining required regulatory clearances or approvals can be time-consuming and expensive, and compliance with the FDA's GMP regulations and other regulatory requirements can be burdensome. Moreover, there can be no assurance that the required regulatory clearances will be obtained, and those obtained may include significant limitations on the uses of the product in question. In addition, changes in existing regulations or the adoption of new regulations could make regulatory compliance by the Company more difficult in the future. Although the Company believes that its products and procedures are currently in material compliance with all relevant FDA requirements, the failure to obtain the required regulatory clearances or to comply with applicable regulations could result in fines, delays or suspensions of clearances, seizures or recalls of products, operating restrictions and criminal prosecutions, and would have a material adverse effect on the Company.

         Competition. The manufacture and distribution of medical and dental devices is intensely competitive. The Company competes with numerous other companies, including several major manufacturers and distributors. With respect to the intraoral camera market, the Company has at least five major competitors. Most of the Company's competitors have greater financial and other resources than the Company. Consequently, such entities may begin to develop, manufacture, market and distribute systems which are substantially similar or superior to the Company's products.

         Rapid Expansion of the Company's Business. From inception (October 23, 1995) through December 31, 1996, the Company has experienced rapid and substantial growth in revenues and geographic scope of operations. Any future growth may place a significant strain on management and on the Company's financial resources and information processing systems. The failure to recruit additional staff and key personnel, to have sufficient financial resources, to maintain or upgrade these financial reporting systems, or to respond effectively to difficulties encountered during expansion could have a material adverse effect on the Company's business, operating results and financial condition.

         Reliance on International Sales and Distributors and General Risks of International Operations. For the ten-month period ended December 31, 1996, international sales have accounted for approximately 20% of the Company's net sales, and the Company expects that international sales may increase as a percentage of sales in the future. Consequently, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements; fluctuations in the U.S. dollar which could materially adversely affect U.S. dollar revenues; tariffs and other barriers and restrictions; potentially adverse taxes; and the burdens of complying with a variety of international laws and communications standards. The Company's international sales involve potentially longer payment cycles and the Company may experience greater difficulty collecting accounts receivable. The Company currently depends on third party distributors for substantially all of its international sales. At December 31, 1996, six of the Company's international distributors accounted for 75% of the Company's accounts receivable, and five of these distributors accounted for approximately $2,200,000, or 20%, of the Company's total sales for the ten-month period ended December 31, 1996. Certain of the Company's third party distributors may also act as resellers for competitors of the Company and could devote greater effort and resources to marketing competitive products. The loss of, or other significant reduction in sales to, certain of these third party distributors could have a material adverse effect on the Company's business and results of operations. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. There can be no assurance that these risks of conducting business internationally will not have a material adverse effect on the Company's business. Further, any failure by the Company to predict or plan for changes in the international arena could have a material adverse effect on the Company's business, operating results and financial condition.

         Dependence on Key Personnel. The Company's future performance will depend significantly upon its Chairman of the Board and Chief Executive Officer, Robert H. Gurevitch, and upon certain other key employees of the Company. The loss of service of one or more of these persons could have a material adverse effect on the Company's business and operations. The Company has entered into Employment Agreements with Robert H. Gurevitch and Dewey Perrigo, the Company's Vice President of Sales, pursuant to which they each have agreed to render services to the Company until October 1, 1999. The Company has applied for "key person" life insurance on Mr. Gurevitch in the amount of $2,000,000, of which the Company would be the sole beneficiary, but there can be no assurance that such insurance can be obtained or that, if such insurance is obtained, the proceeds of such insurance will be sufficient to offset the loss to the Company in the event of his death. The Company does not maintain any insurance on the lives of its other senior management. In addition, the Company's success will be dependent upon its ability to recruit and retain qualified personnel. Any failure by the Company to retain and attract key personnel could have a material adverse effect on the Company's business, operating results, and financial condition.

         Limited Proprietary Protection. The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company's proprietary technology is not protected by any patents. Consequently, the Company relies primarily on trademark, trade secret and copyright laws to protect its technology. Also, the Company is currently implementing a policy that most senior and technical employees and third-party developers sign nondisclosure agreements. However, there can be no assurance that such precautions will provide meaningful protection from competition or that competitors will not be able to develop similar or superior technology independently. Also, the Company has no license agreements with the end users of its products, so it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or otherwise obtain and use information that the Company regards as proprietary. If litigation is necessary in the future, to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition. Ultimately, the Company may be unable, for financial or other reasons, to enforce its rights under intellectual property laws. In addition, the laws of certain countries in which the Company's products are or may be distributed may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

         The Company believes that its products do not infringe upon any valid existing proprietary rights of third parties. Although the Company has received no communication from third parties alleging the infringement of proprietary rights of such parties, there can be no assurance that third parties will not assert infringement claims in the future. Any such third party claims, whether or not meritorious, could result in costly litigation or require the Company to enter into royalty or licensing agreements. There can be no assurance that the Company would prevail in any such litigation or that any such licenses would be available on acceptable terms, if at all. If the Company were found to have infringed upon the proprietary rights of third parties, it could be required to pay damages, cease sales of the infringing products and redesign or discontinue such products, any of which alternatives, individually or collectively could have a material adverse effect on the Company's business, operating results and financial condition.

         Conflict of Interests. Robert Gurevitch, Chairman of the Company, has loaned money to the Company ("Loan Obligations") and has guaranteed the performance by the Company under its leases for its Irvine and Westlake, California premises as well as the performance by the Company of its obligations under its credit card processing agreement with Checkfree Corporation. The Company believes that all of these transactions were on terms no less favorable than were available from unaffiliated third parties. The Company intends to attempt to relieve Mr. Gurevitch from his obligations under each of these guarantees and it is possible that, in order to achieve the release of Mr. Gurevitch from these guarantees, the Company will be required to post collateral or provide other concessions to the recipients of the guarantees. The Company has, in the past, entered into transactions with affiliates and there can be no assurance that the Company will not enter into transactions with affiliated parties in the future.

         Limitation of Liability and Indemnification. The Company's Amended and Restated Certificate of Incorporation limits, to the maximum extent permitted by the Delaware General Corporation Law ("Delaware Law"), the personal liability of directors for monetary damages for breach of their fiduciary duties as a director, and provides that the Company shall indemnify its officers and directors and may indemnify its employees and other agents to the fullest extent permitted by law. The Company has entered into indemnification agreements with its directors and executive officers which may require the Company, among other things, to indemnify such directors against liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' insurance, if available on reasonable terms. The Company intends to purchase directors' and officers' liability insurance after the completion of this Offering. Section 145 of the Delaware Law provides that a corporation may indemnify a director, officer, employee or agent made or threatened to be made a party to an action by reason of the fact that he was a director, officer, employee or agent of the corporation or was serving at the request of the corporation against expenses actually and reasonably incurred in connection with such action if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, if he had no reasonable cause to believe his conduct was unlawful. Delaware Law does not permit a corporation to eliminate a director's duty of care, and the provisions of the Company's Amended and Restated Certificate of Incorporation have no effect on the availability of equitable remedies, such as injunction or rescission, for a director's breach of the duty of case.

         Anti-Takeover Provisions. The Company has an authorized class of 1,000,000 shares of preferred stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board of Directors may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of the Company. In addition, certain "anti-takeover" provisions of the Delaware Law, among other things, restrict the ability of stockholders to effect a merger or business combination or obtain control of the Company, and may be considered disadvantageous by a stockholder.

         Product Liability. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim or claim arising as a result of use of the Company's products brought against the Company, or negative publicity attendant to any such claim, could have a material adverse effect upon the Company's business, operating results and financial condition. The Company maintains product liability insurance with coverage limits of $1,000,000 per occurrence and $1,000,000 per year. While the Company believes that it maintains adequate insurance coverage, there can be no assurance that the amount of insurance will be adequate to satisfy claims made against the Company in the future, or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts.

ITEM 7.  FINANCIAL STATEMENTS.

                    DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                        PAGE
                                                                                                                        ----
Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21
Consolidated Balance Sheets as of December 31, 1996 and March 2, 1996 . . . . . . . . . . . . . . . . . . . . . . . .    22
Consolidated Statements of Operations for the Ten-month period ended December 31, 1996 and for the Period from           23
   Inception (October 23, 1995) to March 2, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Consolidated Statements of Stockholders' Equity for the Ten-month period ended December 31, 1996 and for the Period      24
   from Inception (October 23, 1995) to March 2, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Consolidated Statements of Cash Flows for the Ten-month period ended December 31, 1996 and for the Period from           25
   Inception (October 23, 1995) to March 2, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26





                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders of
Dental/Medical Diagnostic Systems, Inc.


         We have audited the accompanying consolidated financial statements of Dental/Medical Diagnostic Systems, Inc. and Subsidiaries ("the Company") listed in Item 7 of this Form 10KSB. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dental/Medical Diagnostic Systems, Inc. and Subsidiaries as of December 31, 1996 and March 2, 1996 and the consolidated results of their operations and their cash flows for the ten-month period ended December 31, 1996 and for the period from inception (October 23, 1995) to March 2, 1996 in conformity with generally accepted accounting principles.




/s/ Coopers & Lybrand L.L.P.

Los Angeles, California
January 31, 1997, except for the effects of the stock split described in Note 2, as to which the date is March 24, 1997.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1996 AND MARCH 2, 1996




                                                                                              DECEMBER 31,        MARCH 2
                                                                                                 1996               1996
                                                                                                 ----               ----
                                                         ASSETS
Current assets
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $1,058,836        $  666,611
  Accounts receivable, less allowance for returns and doubtful accounts of $146,699
    and $28,280 at December 31, 1996 and March 2, 1996   . . . . . . . . . . . . . . .          1,158,444            49,023
  Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,513,075         1,072,085
  Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             90,000                 -
  Prepaid expenses and other current assets  . . . . . . . . . . . . . . . . . . . . .            208,552           152,985
                                                                                               ----------        ----------

    Total current assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,028,907         1,940,704
  Property and equipment, net of accumulated depreciation  . . . . . . . . . . . . . .            393,578           249,000
  Debt issuance costs, net of accumulated amortization . . . . . . . . . . . . . . . .            253,686                 -
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             42,270            36,040
                                                                                               ----------        ----------
    Total assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $4,718,441        $2,225,744
                                                                                               ==========        ==========



                                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Book overdraft . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $        -           $49,906
  Current portion of capital lease obligations . . . . . . . . . . . . . . . . . . . .             18,468            15,505
  Notes payable to related parties . . . . . . . . . . . . . . . . . . . . . . . . . .                  -           277,015
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,089,332         1,616,866
  Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            462,456           189,974
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            168,570                 -
  Customer deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             33,607           249,345
                                                                                               ----------        ----------
    Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,772,433         2,398,611
  Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,355,291                 -
  Notes payable to related parties . . . . . . . . . . . . . . . . . . . . . . . . . .            272,966                 -
  Capital lease obligations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             66,028            74,836
  Other long term liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             14,098            12,629
                                                                                               ----------        ----------
    Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,480,816         2,486,076
                                                                                               ----------        ----------

Commitments and contingencies
Stockholders' equity (deficit)
  Preferred stock, par value $.01 per share; 1,000,000 shares authorized; none issued
     and outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -                 -
  Common stock, par value $.01 per share; 20,000,000 shares authorized;
     2,985,537 and 2,563,318 shares issued and outstanding at December 31, 1996
     and March 2, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               29,855            25,633
  Additional paid in capital   . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,695,832         1,339,248
  Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,488,062)       (1,625,213)
                                                                                               ----------        ----------
  Total stockholders' equity (deficit)   . . . . . . . . . . . . . . . . . . . . . .            1,237,625          (260,332)
                                                                                               ----------        ----------
  Total liabilities and stockholders' equity (deficit)   . . . . . . . . . . . . . .           $4,718,441        $2,225,744
                                                                                               ==========        ==========



The accompanying notes are an integral part of these consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE TEN-MONTH PERIOD ENDED DECEMBER 31, 1996
    AND FOR THE PERIOD FROM INCEPTION (OCTOBER 23, 1995) TO MARCH 2, 1996


                                                                                      TEN MONTHS ENDED    INCEPTION TO
                                                                                      DECEMBER 31, 1996   MARCH 2, 1996
                                                                                      -----------------   -------------
 Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $11,673,102      $   220,623
 Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,685,464          202,115
                                                                                          -----------      -----------
    Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,987,638           18,508
 Selling, general and administrative expense . . . . . . . . . . . . . . . . . . .          4,360,736        1,111,391
 Research and development expense  . . . . . . . . . . . . . . . . . . . . . . . .            322,467          528,426
                                                                                          -----------      ------------
    Operating income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . .            304,435       (1,621,309)
 Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             57,166            3,904
 Amortization of debt issuance costs . . . . . . . . . . . . . . . . . . . . . . .             31,548                _

                                                                                          -----------      -----------
    Income (loss) before income taxes  . . . . . . . . . . . . . . . . . . . . . .            215,721       (1,625,213)
 Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .             78,570                _
                                                                                          -----------      -----------
    Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $137,151      $(1,625,213)
                                                                                          ===========      ===========

 Net income (loss) per share . . . . . . . . . . . . . . . . . . . . . . . . . . .               $.05           $(1.57)
                                                                                          ===========      ===========
 Number of shares used in computing per share amounts  . . . . . . . . . . . . . .          3,019,213        1,035,778
                                                                                          ===========      ===========





The accompanying notes are an integral part of these consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE TEN-MONTH PERIOD ENDED DECEMBER 31, 1996
   AND FOR THE PERIOD FROM INCEPTION (OCTOBER 23, 1995) TO DECEMBER 31, 1996


                                               COMMON STOCK              ADDITIONAL
                                           --------------------           PAID IN        ACCUMULATED
                                           SHARES        AMOUNT           CAPITAL          DEFICIT              TOTAL
                                           ------        ------           -------        -----------            -----

 Balance, October 23, 1995 (date of                -     $-              $        -         $         -       $         -
    inception) . . . . . . . . . . .
 Issuance of common stock for cash .       1,416,500      14,165            617,070                   -           631,235
 Issuance of common stock for                290,126       2,901            125,216                   -           128,117
    services . . . . . . . . . . . .
 Issuance of common stock for cash,          856,692       8,567            596,962                   -           605,529
    net of issuance costs  . . . . .
 Net loss  . . . . . . . . . . . . .               -           -                  -          (1,625,213)       (1,625,213)
                                           ---------     -------         ----------         -----------       -----------
 Balance, March 2, 1996  . . . . . .       2,563,318      25,633          1,339,248          (1,625,213)         (260,332)
 Issuance of common stock for cash,          422,219       4,222          1,050,281                   -         1,054,503
    net of issuance costs  . . . . .
 Issuance of warrants for cash . . .               -           -            259,103                   -           259,103
 Issuance of stock options to                      -           -             47,200                   -            47,200
    nonemployees . . . . . . . . . .
 Net income  . . . . . . . . . . . .               -           -                  -             137,151           137,151
                                           ---------     -------         ----------         -----------       -----------
 Balance, December 31, 1996  . . . .       2,985,537     $29,855         $2,695,832         $(1,488,062)      $ 1,237,625
                                           =========     =======         ==========         ===========       ===========




The accompanying notes are an integral part of these consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE TEN-MONTH PERIOD ENDED DECEMBER 31, 1996
     AND FOR THE PERIOD FROM INCEPTION (OCTOBER 23, 1995) TO MARCH 2, 1996


                                                                                TEN MONTHS ENDED      INCEPTION TO
                                                                               DECEMBER 31, 1996      MARCH 2, 1996
                                                                               -----------------      --------------
Cash flows from operating activities:
Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   137,151          $(1,625,213)
  Adjustments to reconcile net income (loss) to net cash used by operating activities:
  Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . .        108,047                9,219
  Allowance for returns and doubtful accounts  . . . . . . . . . . . . . . . .         79,123               28,280
  Inventory write down . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,822               91,556
  Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (90,000)                   -
  Deferred rent  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,469               12,629
  Common stock and stock options issued for services . . . . . . . . . . . . .         47,200              128,117
  Changes in operating assets and liabilities:
    Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,188,544)             (77,303)
    Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (461,812)          (1,163,641)
    Prepaid expenses and other current assets  . . . . . . . . . . . . . . . .        (55,567)            (152,985)
    Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (6,230)             (36,040)
    Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (448,316)           1,524,470
    Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .        272,482              131,991
    Income taxes payable   . . . . . . . . . . . . . . . . . . . . . . . . . .        168,570                    -
    Customer deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (215,738)             249,345
                                                                                  -----------          -----------
       Net cash used by operating activities . . . . . . . . . . . . . . . . .     (1,631,343)            (879,575)
                                                                                  -----------          -----------
Cash flows from investing activities:
  Purchase of property and equipment . . . . . . . . . . . . . . . . . . . . .       (200,686)            (144,537)
                                                                                  -----------          -----------
       Net cash used in investing activities . . . . . . . . . . . . . . . . .       (200,686)            (144,537)
                                                                                  -----------          -----------
Cash flows from financing activities:
  (Decrease) increase in book overdraft  . . . . . . . . . . . . . . . . . . .        (49,906)              49,906
  Accounts payable to related party in excess of terms . . . . . . . . . . . .        (79,218)              79,218
  Net proceeds from issuance of common stock . . . . . . . . . . . . . . . . .      1,054,503            1,291,113
  Net proceeds from issuance of notes payable  . . . . . . . . . . . . . . . .      1,314,766                    -
  Proceeds from borrowings from related parties  . . . . . . . . . . . . . . .         25,000              377,015
  Payments on borrowings from related parties  . . . . . . . . . . . . . . . .        (29,049)            (100,000)
  Principal payments on capital lease obligations  . . . . . . . . . . . . . .        (11,842)              (6,529)
                                                                                  -----------          -----------
       Net cash provided by financing activities . . . . . . . . . . . . . . .      2,224,254            1,690,723
                                                                                  -----------          -----------
       Net increase in cash and cash equivalents . . . . . . . . . . . . . . .        392,225              666,611
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . .        666,611                    _
                                                                                  -----------          -----------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . .    $ 1,058,836             $666,611
                                                                                  ===========          ===========

Supplemental cash flow information:
Capital lease obligations incurred  . . . . . . . . . . . . . . . . . . . . . .   $     5,997          $    96,870
Property and equipment not paid for at period end . . . . . . . . . . . . . . .             -               16,812
Common stock issuance costs not paid for at period end  . . . . . . . . . . . .             -               54,349
Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,219                    -
Income Taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -                    -


The accompanying notes are an integral part of these consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

         The Company was organized in New York in 1981 under the name Edudata Corporation and reincorporated in Delaware in 1983 by Sun Equities Corporation ("Sun") which owned approximately 81 percent of the Company's outstanding common stock until August 11, 1995. At that time, Sun distributed the shares of the Company that it owned to its stockholders in the form of a dividend.

         The Company was initially organized to provide education in the use of personal computers, to market software programs developed by others, and to provide a broad range of advisory services to businesses in conjunction with both computer and non-computer related management issues. The Company's original concept was modified, however, and until 1987, the Company was engaged in the ownership and operation of technical schools through its subsidiaries, Betty Owen Secretarial Systems, Inc. and Taylor Business Institute, Inc., and in the development, construction and sale of single-family homes and commercial buildings through its majority-owned subsidiary, Lytton & Tolly, Inc. In 1988 the Company disposed of its subsidiaries and their operations and determined to use the proceeds to acquire another business. From 1988 to early 1996, the Company's operations were limited to exploring opportunities to acquire or to become an operating business.

         On March 1, 1996, the Company acquired all the outstanding securities of Dental/Medical Diagnostic Systems LLC, a California limited liability company ("DMD"), and Bavarian Dental Instruments, Inc., a California closed corporation ("BDI"), in exchange for the issuance by the Company of a total of 1,706,626 restricted shares of its Common Stock. DMD and BDI were initially formed in October 1995 and November 1995, respectively. As a result of these transactions, the former members of DMD and former stockholders of BDI gained a majority of the Company's voting securities and management control of the Company was transferred to the former management of DMD and BDI. For accounting purposes these transactions were treated as a recapitalization of DMD and BDI, with DMD and BDI combined as the acquiror (reverse acquisition). As a result, the combined historical financial statements of DMD and BDI became the financial statements of the Company.

         On January 28, 1997 the Company changed its name to Dental/Medical Diagnostic Systems, Inc. ("DMDS") from Edudata Corporation. Collectively, DMDS and its wholly owned subsidiaries are referred to as the Company.

         The Company designs, develops, manufactures and sells high technology dental equipment. Currently, the Company's primary emphasis is on the manufacture and sale of an intraoral camera system known as the TeliCam System and a dental office networking system, known as InTELInet, for use in connection with the TeliCam System. The Company commenced shipments of TeliCam Systems to customers in February 1996 and, in November 1996, introduced the InTELInet networking system for the TeliCam System.

         BDI was formed to import from Russia, distribute and market dental burs in the United States and elsewhere. The first sales of the burs commenced in early March 1996. On July 9, 1996, the Company decided to discontinue the dental bur product line.

2. BASIS OF PRESENTATION

         On October 23, 1996, the Company authorized an increase in the authorized number of shares of Common Stock from 10,000,000 shares to 20,000,000 shares. The Board of Directors also authorized a new class of 1,000,000 shares of Preferred Stock with a par value of $.01 per share.

         On January 13, 1997, the Company effected a reverse stock split of 1 share for 2.197317574 shares of its issued and outstanding Common Stock. In addition, on March 24, 1997 the Company's Stockholders approved a reverse

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. BASIS OF PRESENTATION (CONTINUED)





stock split of 1 share for 1.33333333 shares of its issued and outstanding Common Stock. All share and per share amounts have been retroactively restated to reflect these reverse splits.


         On February 5, 1997 the Company changed its fiscal year-end from a fiscal year ending on the nearest Saturday to February 28th to a December 31 fiscal year-end. The accompanying consolidated financial statements reflect the operating results of the Company for the ten-month period from March 3, 1996 through December 31, 1996 and for the period from inception (October 23, 1995) through March 2, 1996.


3. ACQUISITION OF DMD AND BDI

         On March 1, 1996, DMDS (formerly Edudata) completed the acquisition of BDI and DMD. The acquisition was affected pursuant to the terms of the two Contribution Agreements dated February 29, 1996 ("Contribution Agreements") between DMDS and BDI and between DMDS and DMD. Pursuant to the Contribution Agreements the former shareholders of BDI and members of DMD received a total of 1,706,626 shares of newly issued DMDS restricted common stock, then constituting approximately 66.6% of DMDS' outstanding common stock, taking into consideration the newly issued shares. As part of the transaction, DMDS' prior Board of Directors resigned and were replaced by Robert H. Gurevitch, Chief Executive Officer, director and member/shareholder of DMD and BDI, Hiroki Umezaki, President of DMD's International Operations, director and member of DMD and two outside directors. In addition, existing management and security holders of both DMD and BDI assumed management control of DMDS.

         Accordingly, for accounting purposes the acquisition was treated as a recapitalization of DMD and BDI with DMD and BDI combined as the acquiror (reverse acquisition). As a result, the combined historical financial statements of DMD and BDI became the financial statements of DMDS.

         Further, since DMDS' assets consisted solely of approximately $660,000 in cash and cash equivalents and had no operations in the seven years prior to the acquisition, for accounting purposes this transaction was recorded by the Company as the issuance of common stock for cash held by DMDS. Therefore no proforma information has been presented.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation

         The consolidated financial statements include the accounts of DMDS and its wholly owned subsidiaries as of December 31, 1996 and March 2, 1996 and for the ten-month period ended December 31, 1996 and for the period from inception (October 23, 1995) to March 2, 1996. All intercompany balances and transactions have been eliminated.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the consolidated financial statements relate to the assessment of the carrying value of accounts receivable, inventories, and estimated provision for warranty costs. Actual results could differ from those estimates.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Risks and Uncertainties

         The Company buys certain key components from one supplier or from a limited number of suppliers. Although there are a limited number of suppliers of the key components, management believes that other suppliers could provide similar components on comparable terms. Changes in key suppliers could cause delays in manufacturing and distribution of products and a possible loss in sales, which could adversely affect operating results.

         The Company has derived substantially all of its revenues from the sale of one product family. The Company believes that the inability to attract new customers, the loss of one or more of its major customers, a significant reduction in business from such customers, or the uncollectibility of amounts due from any of its larger customers, could have a material adverse affect on the Company.

Revenue Recognition

         The Company recognizes revenue from the sales of systems and supplies at the time of shipment and satisfaction of significant vendor obligations, if any, net of an allowance for estimated sales returns. The Company generally warrants its systems for one year. A provision for estimated future costs relating to warranty is recorded when systems are shipped.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

         Inventories are carried at standard costs which approximate the lower of actual cost (first-in; first-out) or market. Such amounts include the cost of materials and, when applicable, labor and overhead.

Property and Equipment

         Property and equipment are stated at cost, less accumulated depreciation. Capitalized leases are recorded at the lower of fair market value or the present value of future minimum lease payments, less accumulated amortization. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation and amortization of property and equipment sold or retired are removed from the accounts and the resulting gains or losses are included in current operations. Depreciation and amortization are provided on a straight line basis over the estimated useful lives of the related asset, or with respect to leasehold improvements and capital leases by the primary term of the lease, whichever is less, as follows:

Equipment and software, including capitalized leases  . . . .     5 years
Furniture and fixtures  . . . . . . . . . . . . . . . . . . .     7 years

Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . .     3 years




            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

         In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 was effective for fiscal years beginning after December 15, 1995. The impact of the adoption of SFAS No. 121 was not material to the Company's consolidated financial statements.

Advertising and Promotion Costs

         Production costs of future media advertising and costs of dental industry trade shows are deferred until the advertising or trade show occurs. All other advertising and promotion costs are expensed as incurred. Total advertising and promotion expenses incurred for the ten-month period ended December 31, 1996 were $1,008,879 and for the period from inception
(October 23, 1995) through March 2, 1996 were $437,590.

Research and Development Costs

         Costs related to research and development are expensed as incurred.

Income Taxes

         The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Stock-Based Employee Compensation Awards

         Statement of Financial Accounting Standards No. 123, "Accounting for the Awards of Stock-Based Compensation to Employees" ("SFAS No. 123") encourages, but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company has adopted the disclosure requirements of SFAS No. 123, which involves proforma disclosure of net income under SFAS No. 123, detailed descriptions of plan terms and assumptions used in valuing stock option grants. The Company has chosen to continue to account for stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

Concentration of Credit Risk and Major Customers

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits and trade accounts receivable. The Company's cash deposits are placed with various financial institutions and, from time to time, may exceed the Federal Deposit Insurance Corporation limit.

         For the ten month period ended December 31, 1996, five of the Company's customers accounted for approximately 21% of sales and as of December 31, 1996, six of the Company's customers, primarily international distributors, accounted for approximately 75% of trade accounts receivable.
For the ten-month period ended December 31, 1996 the Company had export sales of approximately $2,200,000 ($1,200,000 Europe; $400,000 Australia; $310,000
Canada and $290,000 other). No customer accounted for more than 10% of revenues and there were no export sales in the period ended March 2, 1996.

         The Company extends credit based on an ongoing credit evaluation of its customers' financial condition and generally does not require collateral. Estimated credit losses and returns have been provided for in the financial statements and, to date, have been within management's expectations.

         The majority of the Company's current customers consist of dental professionals. Certain of the dental professionals lease the Company's products through third party leasing companies. Under the terms of the sales, the leasing companies have no recourse against the Company.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Fair Value of Financial Instruments

        Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure of fair value information about all financial instruments held by a company except for certain excluded instruments and instruments for which it is not practical to estimate fair value. The carrying value of the Company's financial instruments approximates their fair value.

Earnings (Loss) Per Share

         Earnings (loss) per share is computed based on the weighted average number of common and common equivalent shares outstanding during the periods presented, using the treasury stock method. Common stock equivalents related to warrants and stock options are excluded from the computation when their effect is antidilutive.

5. RELATED PARTY TRANSACTIONS

         In October 1996, the Company entered into an agreement with Boston Marketing pursuant to which the Company obtained worldwide marketing rights in the dental market for the Teli Units as well as the right to use the "TeliCam" trademark. At the time the Company entered into this agreement, Hiroki Umezaki was an officer, director and principal shareholder of the Company and is a substantial shareholder and the President of Boston Marketing. At December 31, 1996 and March 2, 1996 the Company owed Boston Marketing approximately $247,500 and $674,218, respectively, in connection with Teli Units purchased by the Company. For the ten-month period ended December 31, 1996, the Company purchased 2,509 Teli Units at an aggregate cost of $1,881,750 and from inception (October 23, 1995) through March 2, 1996, the Company purchased 905 Teli Units at an aggregate cost of $674,218 from Boston Marketing. In addition, the Company had an agreement with Mr. Umezaki pursuant to which he was to receive a 15% commission on all sales made by the Company in Asia, except Japan for which his commission was to be 12%. This agreement resulted in Mr. Umezaki earning $15,000 in commissions for the ten-month period ended December 31, 1996.

         From December 1995 through February 1996, Robert H. Gurevitch, Chairman of the Board and Chief Executive Officer of the Company, and Boston Marketing, an affiliate of Mr. Umezaki, loaned the Company an aggregate of $377,015. The promissory notes evidencing such loans bear interest at 6% per annum and were originally payable within six months. On February 26, 1996, the Company repaid $50,000 to each of Mr. Gurevitch and Boston Marketing. No interest has been paid on the remaining principal balance of these notes although interest has been accrued in the Company's financial statements. In November 1996, Mr. Gurevitch and Boston Marketing each agreed to extend the term of their respective notes until the earlier to occur of: (i) twenty-four months following the closing of the Bridge Financing (see Note 11); (ii) at such time as the Company receives proceeds from the sale of the Common Stock in connection with a public offering; and (iii) the repayment of the Bridge Notes in full. In addition, on April 11, 1996, Boston Marketing loaned the Company an additional $25,000 under similar terms ("April Loan"). The April Loan was repaid in full on August 26, 1996.

         Mr. Gurevitch and Mr. Umezaki have guaranteed the performance by the Company under the Company's leases for its Irvine and Westlake premises, and Mr. Gurevitch has also personally guaranteed the Company's credit card processing agreement with the Checkfree Corporation.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INVENTORIES


         Inventories consisted of the following:

                                                                              DECEMBER 31,       MARCH 2,
                                                                                 1996              1996
                                                                              ------------       --------
 Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  789,464      $  754,946
 Work in process . . . . . . . . . . . . . . . . . . . . . . . . . .             136,786          49,164
 Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . . .             586,825         267,975
                                                                              ----------      ----------
                                                                              $1,513,075      $1,072,085
                                                                              ==========      ==========

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets consisted of the following:

                                                                         DECEMBER 31,      MARCH 2,
                                                                            1996             1996
                                                                         ------------      --------
Prepaid advertising and industry trade show fees  . . . . . . . . .        $178,281        $117,495
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          30,271          35,490
                                                                           --------        --------
                                                                           $208,552        $152,985
                                                                           ========        ========




8. PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                                        DECEMBER 31,    MARCH 2,
                                                                            1996          1996
                                                                        ------------    --------
Equipment and software, including $102,867 and $96,870 of capitalized
leases at December 31, 1996 and March 2, 1996   . . . . . . . . . . . .   $342,989     $191,705
Furniture and fixtures  . . . . . . . . . . . . . . . . . . . . . . . .    116,152       61,352
Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . . . .      5,761        5,162
                                                                          --------     --------
                                                                           464,902      258,219
Less accumulated depreciation and amortization, including $20,341 and
  $3,368 relating to capitalized leases at December 31, 1996 and at
  March 2, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . .    (71,324)      (9,219)
                                                                          --------     --------
                                                                          $393,578     $249,000
                                                                          ========     ========




9. ACCRUED LIABILITIES

         Accrued liabilities consisted of the following:

                                                                                DECEMBER 31,    MARCH 2,
                                                                                ------------    --------
                                                                                   1996           1996
                                                                                   ----           ----
Accrued commissions . . . . . . . . . . . . . . . . . . . . . . . . . .           $257,341    $  32,516
Accrued warranty  . . . . . . . . . . . . . . . . . . . . . . . . . . .             56,515       38,444
Accrued salaries and wages  . . . . . . . . . . . . . . . . . . . . . .             42,159       45,432
Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .             34,552        1,822
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             71,889       71,760
                                                                                  --------     --------
                                                                                  $462,456     $189,974
                                                                                  ========     ========




            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. COMMITMENTS AND CONTINGENCIES

Leases

         The Company leases two facilities under various operating leases which expire in 1998 and 2000. The leases require the Company to pay taxes, maintenance fees, and insurance and provide for periodic fixed rent increases based on a published price index. The Company also leases certain equipment under capital leases which expire in 2000 and has the right to purchase the underlying equipment at the termination of the leases for its fair market value. Rent expense for all operating leases was approximately $102,000 and $38,000 for the ten-month period ended December 31, 1996 and for the period from inception (October 23, 1995) to March 2, 1996, respectively. All non-cancelable leases are guaranteed by Robert H. Gurevitch, Chief Executive Officer and Chairman of the Board of the Company. The other facility lease is co-guaranteed by Hiroki Umezaki, former Executive Vice President, director, Secretary, and stockholder of the Company.

         The aggregate liability for future rentals under these lease agreements as of December 31, 1996, is summarized as follows:

   YEAR ENDED DECEMBER 31                         CAPITAL     OPERATING
                                                  LEASES       LEASES
                                                  ------       ------
   1997  . . . . . . . . . . . . . . . . .      $ 29,795       $116,359
   1998  . . . . . . . . . . . . . . . . .        28,077        109,026
   1999  . . . . . . . . . . . . . . . . .        25,672         70,008
   2000  . . . . . . . . . . . . . . . . .        22,539         61,257
                                                --------       --------
                                                 106,083       $356,650
                                                               ========



   Less amounts representing:
     Interest  . . . . . . . . . . . . . .        21,587
     Current portion   . . . . . . . . . .        18,468
                                                --------
   Long term portion . . . . . . . . . . .      $ 66,028
                                                ========




11. CAPITAL TRANSACTIONS

         As previously described in Note 3, for accounting purposes, the acquisition of DMD and BDI was treated as a recapitalization of DMD and BDI, whereby the previously outstanding shares and interests of DMD and BDI were exchanged for 1,706,626 shares of DMDS (formerly Edudata) restricted common stock and 856,692 shares of common stock were issued for the approximately $660,000 in cash and cash equivalents held by DMDS ($606,000 net of issuance costs of approximately $54,000). Accordingly, DMD's and BDI's historical shareholder's equity and members' interest activity prior to the acquisition has been retroactively restated for the equivalent number of DMDS' common shares received in the transaction.

         The capital transactions of DMD and BDI prior to the acquisition of DMD and BDI by the Company have been restated as if (i) the Company issued 870,379 shares of its common stock to Robert Gurevitch, Chief Executive Officer and Chairman of the Board for cash payments totaling approximately $388,235 or $.44 per share; (ii) the Company issued 546,121 shares of its common stock to Hiroki Umezaki, Executive Vice-president, director, and Secretary of the Company for cash payments totaling approximately $243,000, or $.44 per share; and (iii) in exchange for services, 290,126 shares of the Company's common stock were issued to three employees and valued at approximately $128,000, or $.44 per share for which compensation expense was included in the consolidated statements of operations.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. CAPITAL TRANSACTIONS (CONTINUED)

         On May 30, 1996, the Company completed the sale of a total of 422,219 shares of its common stock to six foreign investors. Each share was sold at a price of $2.58 per share and, consequently, the Company raised approximately $1,055,000 from the sale, net of related expenses of approximately $34,000.

         On November 27, 1996, the Company raised $1,314,766, net of issuance costs of $285,234, through a private placement of 32 Units to certain accredited investors. Each Unit consisted of a secured promissory note in the principal amount of $50,000 ("Note") and a warrant ("Bridge Warrant") to purchase 18,750 shares of Common Stock at a purchase price of $2.67 per share. The Notes bear interest at a rate of 10% per annum and the principal and all accrued interest are payable upon the earliest to occur of: (a) May 27, 1998;
(b) certain change in control events effecting the Company; (c) a public offering of the Company's securities; or (d) the sale by the Company's Chief Executive Officer of all or substantially all of his holdings of Common Stock. Upon the happening of certain events the holders of the Notes will have the right to convert the outstanding balances of their Notes into shares of Common Stock at a rate of $2.67 per share. The Warrants are first exercisable on November 27, 1997 and expire on November 27, 2002. As a result of the warrant issuance, these Notes have been discounted by $259,103, which amount is being amortized over the term of the Notes.

12. STOCK OPTIONS

         During the ten-month period ended December 31, 1996, the Company granted stock options to certain executives, key employees and directors. The options were granted with an exercise price equal to the fair value of the common stock at the date of grant, are fully vested and are exercisable over a period of five years.

         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions (i) risk-free interest rate of 6.85%, (ii) expected option life of 5 years, (iii) forfeiture rate of 0, (iv) expected volatility of 143% and (v) no expected dividends.

         A summary of stock option activity with executives, key employees and outside directors is as follows:

                                             NUMBER OF        WEIGHTED AVERAGE          WEIGHTED AVERAGE
                                              SHARES        OPTION EXERCISE PRICE     GRANT DATE FAIR VALUE
                                             ---------      ---------------------     ---------------------
Options outstanding at March 2, 1996  . . .         -               $   -                    $   -
Granted . . . . . . . . . . . . . . . . . .   139,943                2.63                     2.11
Exercised . . . . . . . . . . . . . . . . .         -                   -                        -
                                              -------               -----                    -----
Options outstanding at December 31, 1996  .   139,943               $2.63                    $2.11
                                              -------               -----                    =====
Options exercisable at December 31, 1996  .   139,943               $2.63
                                              =======               =====


         The following table summarizes information about stock options outstanding at December 31, 1996:

Range of exercise prices  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $.88-2.93
Weighted average remaining contractual life . . . . . . . . . . . . . . . . . . . . . .     51 months


         The Company has adopted the disclosure only provisions of SFAS No. 123 and accordingly, no compensation expense has been recognized for stock options granted to executives, key employees, and outside directors. Had compensation expense for such grants been determined based on the fair value of the award at the grant date, consistent with the provisions of SFAS No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK OPTIONS (CONTINUED)


Net income-as reported  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 137,151
                                                                                        =========
Net loss-pro forma  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $(158,129)
                                                                                        =========
Income per share-as reported  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    0.05
                                                                                        =========
Loss per share-pro forma  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   (0.06)
                                                                                        =========




         Under SFAS No. 123 stock options granted to other than employees have been excluded from the tables above as such grants are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measured, similar to the treatment described below.

         In addition to the stock options granted to executives, key employees and directors, the Company also issued stock options to various non-employees for past or future services. As of December 31, 1996 options to purchase 80,211 shares of common stock were held by non-employees with an exercise price of $.88-$2.93 per share, exercisable over five to ten years. Certain of these options vest 20% per year over five years. Compensation expense of $47,200 was recognized during the ten-month period ended December 31, 1996 in connection with the issuance of these options.

13. INCOME TAXES

         The income tax expense (benefit) for the ten-month period ended December 31, 1996 is as follows:

 Current:
   Federal   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $132,570
   State   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       36,000
                                                                                                -------
                                                                                                168,570
                                                                                                -------
 Deferred:
   Federal   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (67,000)
   State   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (23,000)
                                                                                                -------
                                                                                                (90,000)
                                                                                                -------
                     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $78,570
                                                                                                =======




         The Company's effective tax rate for the ten-month period ended December 31, 1996 differs from the statutory federal income tax rate as follows:

Tax provision at the statutory rate . . . . . . . . . . . . . . . . . . . . . . . . . . .   34%
Nondeductible expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10
State taxes, net of federal benefit . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
Reduction in deferred asset valuation allowance . . . . . . . . . . . . . . . . . . . . .  (27)
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5
                                                                                            --
                                                                                            36%
                                                                                            ==




         There was no tax expense for the period from inception (October 23, 1995) through March 2, 1996 due principally to DMD being formed as a limited liability company and, prior to the acquisition by DMDS, having elected to be taxed as a partnership. Due to the net operating loss incurred, however, treatment as a C corporation would not have resulted in tax expense for the period from inception through March 2, 1996.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. INCOME TAXES (CONTINUED)

         The components of the net deferred taxes are as follows:

                                                                     DECEMBER 31,   MARCH 2,
                                                                         1996         1996
                                                                     ------------   --------
Deferred Tax Assets:
  Inventory reserves  . . . . . . . . . . . . . . . . . . . . . . . . $28,300       $ 26,900
  Warranty accrual  . . . . . . . . . . . . . . . . . . . . . . . . .  22,600         15,400
  Allowance for returns and doubtful accounts   . . . . . . . . . . .  37,900         11,000
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,200          4,300
  Valuation allowance   . . . . . . . . . . . . . . . . . . . . . . .       -        (57,600)
                                                                      -------       --------
                                                                      $90,000       $      -
                                                                      =======       ========



         Based on the level of taxable income generated by the Company in the current period, management believes it is more likely than not that the Company will realize the benefit of its recorded net deferred tax asset.

14. SUBSEQUENT EVENTS (UNAUDITED)

         Effective February 11, 1997 the Company's Board of Directors approved the adoption of the 1997 Stock Incentive Plan ("Plan"). The Plan provides for the grant of stock awards to directors, employees, officers and consultants of the Company. A maximum of 350,000 shares of Common Stock are authorized and reserved for issuance under the Plan.

         On February 13, 1997, the Company received a commitment letter from a bank to provide a $2,000,000 line of credit, to be secured by a first priority security interest in the Company's assets and by an assignment of the Company's rights under the Boston Marketing Distribution Agreement. The credit facility will bear interest monthly at the bank's prime rate, plus one-quarter of one percent, through June 1, 1998. All borrowings under the facility will be subject to a formula based, generally, on the levels of accounts receivable and inventory.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                 None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Incorporated by reference from the Registrant's Amendment No. 1 to a Registration Statement on Form SB-2 which was filed with the Commission on April 7, 1997.


ITEM 10. EXECUTIVE COMPENSATION.

         Incorporated by reference from the Registrant's Amendment No. 1 to a Registration Statement on Form SB-2 which was filed with the Commission on April 7, 1997.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated by reference from the Registrant's Amendment No. 1 to a Registration Statement on Form SB-2 which was filed with the Commission on April 7, 1997.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference from the Registrant's Amendment No. 1 to a Registration Statement on Form SB-2 which was filed with the Commission on April 7, 1997.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

         EXHIBIT      DOCUMENT
           NO.        DESCRIPTION
           ---        -----------

          2.l. Contribution Agreement, dated February 29, 1996, by and among the Registrant and Robert H. Gurevitch, Hiroki
                      Umezaki, Fred Kinley and Dewey Perrigo, as Members of
                      United Medical Diagnostic Systems, LLC. (1)

          2.2. Contribution Agreement, dated February 29, 1996, by and among the Registrant and Robert H. Gurevitch, Anatoly
                      Borodyansky and Dewey Perrigo, as stockholders of Bavarian
                      Dental Instruments, Inc. (1)

          2.3         Dental\Medical Diagnostic Systems, Inc. 1997 Stock
                      Incentive Plan. (1)

          3.1.        Amended and Restated Certificate of Incorporation of the
                      Registrant. (1)

          3.2.        Bylaws of the Registrant. (2)

          4.1 Agency Agreement dated as of October 23, 1996, by and between the Registrant and M.H. Meyerson & Co., Inc. (3)

          4.2         Form of Subscription Agreement. (3)

          4.3.        Supplement No. 1 to Confidential Term Sheet, dated
                      November 14, 1996 (3)

          4.4         Form of Secured Convertible Promissory Note, dated as of
                      November 25, 1996. Issued by the Registrant and a Schedule of Warrant Holders. (3)

          4.5         Form of Warrant for the Purchase of Shares of Common
                      Stock, dated as of November 25, 1996. Issued by the Registrant and a Schedule of Warrant holders. (3)





          4.6         Security Agreement, dated as of November 25, 1996. Entered into by the Registrant.(3)
          4.7         Preliminary Registration Statement on Form SB-2, filed by the Registrant on February 28, 1997 (Registration
                      No. 333-22507).

         10.1.        Employment Agreement, dated as of October 1, 1996, between the Registrant and Robert H. Gurevitch. (3)

         10.2.        Employment Agreement, dated as of October 1, 1996, between the Registrant and Dewey Perrigo. (3)

         10.3.        Letter of Intent, dated August 23, 1996, between the Registrant and Olympus Japan Co., Ltd. (1)

         10.4.        Distribution Agreement, dated as of October 1, 1996, between the Registrant and Boston Marketing Company,
                      Ltd., as amended. (1)

         10.5.        Distributor Agreement, dated August 29, 1996, between the Registrant and 479671 BC Ltd. d/b/a/ National Dental
                      Direct. (1)

         10.6.        Distributor Agreement, dated June 1, 1996, between the Registrant and Michel Van Gerven, Imaging Concepts N.V.
                      (1)

         10.7.        Distributor Agreement, dated May 23, 1996, between the Registrant and New Image Industries Pty Ltd NII. (1)

         10.8.        Distributor Agreement, dated September 19, 1996, between the Registrant and Macana, Inc. d/b/a Florida Dental and Medical Supply. (1)

         10.9.        Form of Distributor Agreement, dated May 30, 1996, between the Registrant and David Lok. (1)

         10.10.       Sales Representative Agreement, dated October 28, 1996, between the Registrant and Boston Marketing Company,
                      Ltd. (1)

         10.11.       Exclusive Purchase Agreement, dated October 28, 1996, between the Registrant and Fujimi Optics Corp. (1)

         10.12.       1996 Systems Integrator/Value Added Integrator Agreement, dated April 1, 1996, between the Registrant and Sony
                      Business & Professional Products Group, Sony Electronics, Inc. (1)

         10.13.       Promissory Note, dated February 1, 1996, made by the Registrant in favor of Boston Marketing Company, Ltd. (1)

         10.14.       Promissory Note, dated February 15, 1996, made by the Registrant in favor of Boston Marketing Company, Ltd.
                      (1)

         10.15.       Promissory Note, dated April 11, 1996, made by the Registrant in favor of Boston Marketing Company, Ltd. (1)

         10.16.       Extension of Promissory Note, dated November 5, 1996, between the Registrant and Boston Marketing Company,
                      Ltd. (4)

         10.17.       Promissory Note, dated February 1, 1996, between the Registrant and Robert H. Gurevitch. (1)

         10.18.       Promissory Note, dated February 15, 1996, made by the Registrant in favor of Robert H. Gurevitch.(1)

         10.19.       Extension of Promissory Note, dated November 5, 1996, between the Registrant and Robert H. Gurevitch. (4)

         10.20.       Form of Indemnification Agreement and Schedule of Indemnified Parties. (1)

         10.21.       Form of Notice of Vested Stock Option Letter and Schedule of Recipients. (1)

         10.22.       Standard Office Lease, dated October 30, 1995, between John Hancock Mutual Life Insurance Company ("John
                      Hancock") and the Registrant, for Suite 202 at 200 North Westlake Boulevard Office; and Guaranty of Lease,
                      dated November 6, 1995, made by Robert H. Gurevitch in favor of John Hancock.(1)


         10.24        Industrial Lease, dated October 23, 1995, between Registrant and The Irvine Company, for One Technology Park
                      Office.(1)

         11.1.        Statement Re:  Computation of per share earnings. (1)

         21.1.        Subsidiaries of the Registrant. (1)

         22.1.        Information Statement filed by Registrant (No. 0-12850) on November 29, 1996.

         24.1.        Power of Attorney (included in Part II, Page 6).

         27.1.        Financial Data Schedule.

___________

(1) Incorporated by reference to exhibits to Registrant's Registration Statement on Form SB-2, filed on February 28, 1997 (Registration No. 333-22507).

(2) Incorporated by reference to Exhibit 3(b) to Registrant's Registration Statement on Form S-1 (File No. 2-88997).

(3) Incorporated by reference to the exhibits to Registrant's Report on Form 10-QSB for the quarter ended November 30, 1996.


(B)      REPORTS ON FORM 8-K

         (1) On March 17, 1996, the Company filed a report on Form 8-K, dated March 1, 1996, regarding the acquisition of Dental/Medical Diagnostic Systems, LLC ("DMD") and Bavarian Dental Instruments, Inc. ("BDI").

         (2) On May 15 and 20, 1996, the Company filed an amendment to the Form 8-K dated March 1, 1996 to submit the required financial statements regarding the acquisition of DMD and BDI.


         (3) On May 31, 1996, the Company filed a Form 8-K, dated May 20, 1996 disclosing the Company's change in fiscal year-end from July 31 to the Saturday nearest to February 28th.

         (4) On February 13, 1997, the Company filed a Form 8-K regarding the resignation of two of the Company's directors and a change in the Company's fiscal year-end from the nearest Saturday to February 28th to a December 31 fiscal year-end.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Los Angeles and State of California on the 14th day of April 1997.



                                     Dental/Medical Diagnostic Systems, Inc.


                                     By:/s/Robert H. Gurevitch
                                           ------------------------------------
                                           Robert H. Gurevitch
                                           Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated:



Signature                                   Title                                       Date
---------                                   -----                                       ----
                                            Chairman, Chief Executive Officer,          April 14, 1997
/s/Robert H. Gurevitch                      and Director
-------------------------------
Robert H. Gurevitch


/s/Jack D. Preston                          Director                                    April 14, 1997
----------------------------------
Jack D. Preston


/s/Ronald E. Wittman                        Chief Financial Officer,                    April 14, 1997
-------------------------------             Principal Accounting Officer
Ronald E. Wittman





                                       39