Form 10QSB
period 1997-03-31
DENTAL MEDICAL DIAGNOSTIC SYSTEMS INC
filed 1997-05-20
CIK 738194

                     The SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
MARK ONE:

[   ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarter ended March 31, 1997

                                       OR

[ X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from December 31, 1996 to March 31, 1997.

                         Commission file number 0-12850

                     DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                            13-3152648
      -------------------------------            -------------------
      (State or other jurisdiction of               (IRS Employer
       incorporation or organization)            Identification No.)

          200 N. Westlake Blvd., Suite 202, Westlake Village, CA 91362
          ------------------------------------------------------------
                    (Address of principal executive offices)

          Issuer's telephone number, including area code (805) 381-2700
                                                         --------------

                              Edudata Corporation
                                 March 2, 1996
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares of registrant's common stock outstanding as of May 15, 1997: 5,055,537, after the close of the Company's Secondary Offering of Common Stock on May 14, 1997.

Transitional Small Business Disclosure Format        Yes [ ]     No [X]

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                 March 31, 1997



PART I - FINANCIAL INFORMATION                                                                             PAGE
                                                                                                           ----
         Item 1  Interim Condensed Consolidated Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheet-March 31, 1997                                         3

                 Condensed Consolidated Statements of Operations                                             4
                 Three Month Period Ended March 31, 1997 and Thirteen Week Period Ended
                 June 1, 1996

                 Condensed Consolidated Statements of Cash Flows                                             5
                 Three Month Period Ended March 31, 1997 and Thirteen Week Period Ended
                 June 1, 1996

                 Notes to Interim Condensed Consolidated Financial Statements                                6


         Item 2  Management's Discussion and Analysis or Plan of Operation                                   9


PART II - OTHER INFORMATION
         Item 5  Other Information                                                                          18
         Item 6  Exhibits and Reports on Form 8-K                                                           18

                 (a)  Exhibits                                                                              18

                 (b)  Reports on Form 8-K                                                                   18

         Signatures                                                                                         19

PART I - FINANCIAL INFORMATION

    ITEM 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                                                   March 31, 1997
                                                                   --------------
ASSETS:
Current assets:
  Cash and cash equivalents                                          $   643,256
  Accounts receivable, less allowance for bad debts and sales          1,826,589
    returns of $20,975 at March 31, 1997
  Inventories                                                          1,382,905
  Deferred income taxes                                                   90,000
  Prepaid expenses and other                                             175,747
                                                                     -----------
    Total current assets                                               4,118,497
  Property and equipment, net                                            378,233
  Debt issuance costs, net                                               210,202
  Other assets                                                           341,233
                                                                     ===========
    Total assets                                                     $ 5,048,165
                                                                     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current liabilities:
  Current portion of capital lease obligations                       $    18,468
  Accounts payable                                                     1,321,268
  Income taxes payable                                                   159,346
  Other accrued expenses                                                 490,050
  Customer deposits                                                       28,596
                                                                     -----------
    Total current liabilities                                          2,017,728
  Notes payable                                                        1,398,475
  Notes payable to related parties                                       272,966
  Capital lease obligations                                               61,452
  Other long term liabilities                                             12,769
                                                                     -----------
    Total liabilities                                                  3,763,390
                                                                     -----------
  Commitments and contingencies                                                -

STOCKHOLDERS' EQUITY

  Preferred stock, par value $.01 per shares; 1,000,000 shares                 -
   authorized; none issued and outstanding
  Common stock, par value $.01 per share; 20,000,000 shares               29,855
   authorized: 2,985,537 shares issued and outstanding
  Paid in capital                                                      2,695,832
  Accumulated deficit                                                 (1,440,912)
                                                                     -----------
    Total shareholders' equity                                         1,284,775
                                                                     ===========
    Total liabilities and shareholders' equity                       $ 5,048,165
                                                                     ===========

   The accompanying notes are an integral part of these interim consolidated financial statements.

             DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND THE
                       THIRTEEN WEEKS ENDED JUNE 1, 1996
                                   (unaudited)





                                                   Three Months Ended   Thirteen Weeks Ended
                                                      March 31, 1997        June 1, 1996
                                                      --------------        ------------
Net sales                                               $3,928,282          $ 3,258,631
Cost of sales                                            2,477,644            1,767,582
                                                        ----------          -----------
  Gross profit                                           1,450,638            1,491,049
Selling, general and administrative expenses             1,200,720            1,436,336
Research and development expenses                           35,761               87,625
                                                        ----------          -----------
  Operating income (loss)                                  214,157              (32,912)
Amortization of debt issuance costs                         48,061                  -
Interest expense                                            89,692                7,078
                                                        ----------          -----------
  Income (loss) before income taxes                         76,404              (39,990)
Provision for taxes on income                               29,254                  -
                                                        ----------          -----------
  Net income (loss)                                     $   47,150          $   (39,990)
                                                        ==========          ===========
  Net income (loss) per common share                    $      .01          $     (0.01)
                                                        ==========          ===========
  Number of shares used in computing per share
         amounts                                         3,451,357            2,672,519
                                                        ==========          ===========



    The accompanying notes are an integral part of these interim consolidated financial statements.

             DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1997 AND THE
                     THIRTEEN WEEK PERIOD ENDED JUNE 1, 1996
                                   (unaudited)


                                                                            Three Months Ended  Thirteen Weeks Ended
                                                                              March 31, 1997        June 1, 1996
                                                                              --------------        ------------
Cash flows from operating activities:
Net income (loss) ......................................................        $    47,150         $   (39,990)
Adjustments to reconcile net income (loss) to net
  cash used by operating activities:
  Depreciation and amortization ........................................            110,385              13,744
  Allowances for returns and doubtful accounts .........................            (86,428)                696
  Other ................................................................               (795)              5,497
Changes in operating assets and liabilities:
  Accounts receivable ..................................................           (581,717)           (434,369)
  Inventories ..........................................................            130,965            (330,393)
  Prepaid expenses and other current assets.............................             32,805              65,627
  Other assets .........................................................           (298,963)                252
  Accounts payable .....................................................            231,936            (308,092)
  Accrued liabilities...................................................             27,594
  Income taxes payable..................................................             (9,224)            214,791
  Customer deposits.....................................................             (5,011)           (217,726)
                                                                                -----------         -----------
Net cash used by operating activities ..................................           (401,303)         (1,029,963)
                                                                                -----------         -----------

Cash flows from investing activities:
  Purchase of property and equipment....................................            (12,949)            (75,982)
                                                                                -----------         -----------
      Net cash used in investing activities ............................            (12,949)            (75,982)
                                                                                -----------         -----------

Cash flows from financing activities:
  Decrease in book overdraft............................................               ----             (49,906)
  Decrease in other long term liabilities ..............................             (1,328)            (79,218)
  Net proceeds from issuance of common stock ...........................               ----           1,088,561
  Proceeds from borrowings from related parties ........................               ----              25,000
                                                                                -----------         -----------
       Net cash provided by financing activities .......................             (1,328)            984,437
                                                                                -----------         -----------
Net decrease in cash and cash equivalents ..............................           (415,580)           (121,508)

Cash and cash equivalents, beginning of period .........................          1,058,836             666,611
                                                                                -----------         -----------

Cash and cash equivalents, end of period ...............................        $   643,256         $   545,103
                                                                                ===========         ===========

Supplemental cash flow information:
Common stock issuance costs not paid
   for at period end....................................................        $      ----         $    34,058
                                                                                                    ===========
Interest paid...........................................................        $    15,792         $      ----
                                                                                ===========
Income taxes paid.......................................................        $    38,104         $      ----
                                                                                ===========

   The accompanying notes are an integral part of these interim consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC AND SUBSIDIARIES. NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  March 31,1997
                                   (unaudited)


1. General

   The accompanying unaudited interim condensed consolidated financial statements include the accounts of Dental/Medical Diagnostic Systems, Inc. and Subsidiaries (the "Company"). They have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the period ended December 31, 1996.


2. Summary of Significant Accounting Policies

   Basis of Presentation

   As of January 13, 1997 the Company effected a reverse stock split of 1 for
   2.197317574 shares of its issued and outstanding Common Stock. In addition, on March 24, 1997 the Company effected a reverse stock split of 1 for
   1.33333333 shares of its issued and outstanding Common Stock. All share and per share amounts have been retroactively restated to reflect these reverse splits.

   On February 5, 1997 the Company changed its fiscal year-end from a fiscal year ending on the nearest Saturday to February 28th to a December 31 year end. The accompanying condensed consolidated financial statements reflect the operating results of the Company for the three month period from January 1, 1997 to March 31, 1997 and the thirteen week period ended June 1, 1996.

   Concentration of Credit Risk and Major Customers

   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable.

   For the three month period ended March 31, 1997 and the thirteen week period ended June 1, 1996, five of the Company's customers accounted for 25% and 9% of sales, respectively. At March 31, 1997 five of the Company's customers accounted for approximately 55% of trade accounts receivable.

   The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. Estimated credit losses and returns, have been provided for in the financial statements.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the consolidated financial statements relate to the assessment of the carrying value of accounts receivable, inventories and warranty provisions. Actual results could differ from those estimates.

   Earnings (Loss) Per Share

   Earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the periods presented and common stock equivalents unless antidilutive.

   Recently Issued Accounting Standard

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. This method is considered more compatible with International Accounting Standards. SFAS No. 128 is effective for all fiscal years ending after December 15, 1997. The Company has not yet determined the impact of SFAS No. 128.

3. Related Party Transactions

   In October 1996, the Company entered into an agreement with Boston Marketing Co., Ltd. ("Boston Marketing") pursuant to which the Company obtained worldwide marketing rights in the dental market for the Telicam System, an intraoral camera system (each unit of Telicam Systems is hereinafter referred to as a "Teli Unit") as well as the right to use the "TeliCam" trademark. At the time the Company entered into this agreement, Hiroki Umezaki was an officer, director and principal shareholder of the Company and was a substantial shareholder and the President of Boston Marketing. At March 31, 1997 the Company owed Boston Marketing approximately $217,500 in connection with Teli Units purchased by the Company. For the three month period ended March 31, 1997, the Company purchased 1010 Teli Units at an aggregate cost of $757,500 and for the thirteen week period ended June 1, 1996, the Company purchased 500 Teli Units at an aggregate cost of $375,000 from Boston Marketing. In addition, the Company has an agreement with Boston Marketing pursuant to which Boston Marketing is to receive a 15% commission on all sales made by the Company in the Peoples Republic of China and a 12% commission on sales made by the Company in Japan. This agreement resulted in Boston Marketing earning $14,998 in commissions for the three-month period ended March 31, 1997.

   From December 1995 through February 1996, Robert H. Gurevitch, Chairman of the Board and Chief Executive Office of the Company, and Boston Marketing, an affiliate of Mr. Umezaki, loaned the Company an aggregate of $377,015. The Promissory notes evidencing such loans bear interest at 6% per annum and were originally payable within six months. On February 26, 1996, the Company repaid $50,000 to each of Mr. Gurevitch and Boston Marketing. Interest of $15,792 was paid on January 31, 1997 on the remaining principal balance of these notes. In November 1996, Mr. Gurevitch and Boston Marketing each agreed to extend the term of their respective notes until the earlier to occur of:
   (i) twenty-four months following the closing of the Bridge Financing; (ii) at such time as the company received proceeds from the sale of the Common Stock in connection with a public offering (see Note 5) ; or (iii) the repayment of the Bridge Notes in full. In addition, on April 11, 1996, Boston Marketing loaned the Company an additional $25,000 under similar terms ("April Loan"). The April Loan was repaid in full on August 26, 1996. The Company will apply approximately $275,000 of the proceeds of its offering (see Note 5) to repay the notes and accrued interest owed to Mr. Gurevitch and Boston Marketing.

4. Inventories

    Inventories consisted of the following:

                                MARCH 31, 1997
                                --------------
      Raw materials                $ 797,376

      Work in process                191,607

      Finished goods                 393,922
                                  ----------
      Total                       $1,382,905
                                  ==========


5. Capital Transactions

On May 30, 1996, the Company completed the sale of a total of 422,219 shares of its common stock to six foreign investors. Each share was sold at a price of $2.58 per share and, consequently, the Company raised approximately $1,055,000 from the sales, net of related expenses of approximately $34,000

On November 27, 1996, the Company raised $1,314,766, net of issuance costs of $285,234, through a private placement of 32 Units to certain accredited investors. Each Unit consists of a secured promissory note in the principal amount of $50,000 ("Bridge Note") and a warrant to purchase 18,750 shares of Common Stock ("Bridge Warrant") at a purchase price of $2.67 per share. The Notes bear interest at a rate of 10% per annum and the principal and all accrued interest are payable upon the earliest to occur of: (a) May 27, 1998; (b) certain change in control events effecting the Company; ( c ) a public offering of the Company's securities; or (d) the sale by the Company's Chief Executive Officer of all or substantially all of his holding of the Common Stock. Upon the happening of certain events the holders of the Notes will have the right to convert the outstanding balances of their Notes into shares of the Common Stock at a rate of $2.67 per share. The Warrants are first exercisable on November 27, 1997 and expire on November 27, 2002. As a result of the warrants, these notes have been discounted by $259,104, which amount is being amortized over the term of the notes.

On May 14, 1997, the Company closed a secondary offering of 2,070,000 shares of common stock and 2,070,000 redeemable common stock purchase warrants. This resulted in gross proceeds of $10,350,000 prior to expenses associated with the offering. Approximately $1,700,000 of the net proceeds were used to repay the Bridge Notes plus accrued interest. The Bridge Notes consisted of secured convertible promissory notes in the aggregate principal amount of $1,600,000 bearing interest at 10% per annum and were payable on consummation of the offering. The remaining proceeds net of associated expenses will be used for product development, acquisition and joint venture financing, repayment of loans from related parties and working capital and general corporate purposes.


6. Income Taxes

The Company has accrued federal and state income taxes at the effective tax rate of approximately 38 percent or $29,254 for the first quarter. As the Company was in a loss position for the thirteen week period ended June 1, 1996 no tax provision was made.

Item 2. -Management's Discussion and Analysis or Plan of Operation

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three month period ended March 31, 1997 and for the thirteen week period ended June 1, 1996. Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control. Actual results could differ materially from those projected in the forward looking statements as a result of, among other factors, the factors set forth under the caption "Risk Issues and Uncertainties" below.

On March 1, 1996, the Company purchased all of the outstanding membership interests of Dental/Medical Diagnostic Systems, LLC ("DMD") and all of the outstanding capital stock of Bavarian Dental Instruments, Inc. ("BDI"). Immediately subsequent to the transaction, the former members of DMD and stockholders of BDI owned approximately 66.6% of the Company's outstanding common stock and management control of the Company was transferred to the former management of DMD and BDI. Accordingly, for accounting purposes the acquisition was treated as a recapitalization of DMD and BDI with DMD and BDI combined as the acquirer (reverse acquisition). As a result, the combined historical financial statements of DMD and BDI became the financial statements of the Company.

DMD was formed in October 1995 and has been primarily involved in designing, developing, manufacturing, and marketing intra-oral camera systems referred to as "TeliCam Systems". The first shipments to customers of the TeliCam System commenced in early February 1996. BDI was formed in November 1995 and has been primarily involved in the marketing and distribution of dental burs imported from Russia. The first sales of burs commenced in March 1996. On July 9, 1996, the Company determined to focus future strategic development primarily upon high value added dental/medical products and technology and, accordingly, decided to discontinue the dental bur product line, comprised of low-margin, low-technology products. The Company thereafter commenced an orderly liquidation of its inventory of dental burs, and expects the liquidation to be completed in 1997 without significant adverse effect on operations.

On January 13, 1997 the Company changed its name from Edudata Corporation to Dental/Medical Diagnostics Systems, Inc. On February 5, 1997, the Company changed its fiscal year end from a fiscal year ending on the nearest Saturday to February 28th to a December 31 fiscal year end. On January 13, 1997 the Company effected a one-for-2.197317576 reverse stock split and on March 24, the Company's stockholders approved an additional one-for-1.33333333 reverse stock split. All information in this Report has been adjusted to reflect both stock splits.

On May 14, 1997, the Company closed an underwritten offering (the "Offering") of 2,070,000 shares of Common Stock, and 2,070,000 Redeemable Common Stock Purchase Warrants, raising gross proceeds of $10,350,000 prior to expenses associated with the Offering. Of these proceeds, $1,700,000 was applied to repay the Bridge Notes issued by the Company in November 1996 and $275,000 will be applied to repay loans from related parties.

Results of Operations

For the three month period ended March 31, 1997 and thirteen week period ended June 1, 1996, net sales totaled $3,928,282 and $3,258,631, respectively. This resulted in an operating profit of $214,157 and an operating loss of $32,912, respectively. Included in the results of the thirteen week period ended June 1, 1996 are sales of approximately $116,000 and an operating loss of approximately $169,000 related to the Company's discontinued dental bur line.

Net sales for the three month period ended March 31, 1997 were $3,928,282 compared to $3,258,631 for the thirteen week period ended June 1 1996, or an increase of approximately 21%. This increase was due to increased international sales volume. The sales in the thirteen week period ended June 1, 1996 were significantly assisted by an approximate $1,255,000 back order position from inception to the commencement of sales in the quarter. Back orders on hand as of January 1, 1997 amounted to $65,448 in the aggregate. Sales are comprised primarily of sales of TeliCam Systems and related products.

Cost of sales for the three month period ended March 31, 1997 were $2,477,644 or 63% of sales. For the thirteen week period ended June 1, 1996 cost of sales were $1,767,582 or 54% of sales. Cost of sales increased as a percentage of sales primarily due to the increased international sales that require higher discounts; however, although no assurance can be given, higher costs of international sales should be partially offset by anticipated reduced warranty and service cost and reduced selling costs on international sales. The Company's ability to achieve reduced selling costs and warranty expense on international sales is subject to a number of risks, including the Company's dependence on third party suppliers for non-defective components and the Company's dependence on foreign distribution. See "Continuing Statements and Risk Factors - Dependence on Third Party Suppliers and - Reliance on International Sales and Distributors and General Risks of International Operators." Also contributing to the increase in cost of sales was a TeliCam I sales promotion, at a reduced selling price, intended to reduce the inventory of the TeliCam I in preparation for the introduction of TeliCam II.

Selling general and administrative expenses totaled $1,200,720 for the three month period ending March 31, 1997, and $1,436,336 for the thirteen week period ended June 1, 1997. The reduction in expense is primarily due to reduced sales commissions as a result of the increase in international sales volume where, in most areas other than Japan and China, commissions are not paid. Also contributing to the reduction were decreased advertising, show expenses and salaries as a result of discontinuing the dental bur line.

Research and development expenses totaled $35,761 for the three months ended March 31, 1997 and $87,625 for the thirteen week period ended June 1, 1996. The decrease is the result of phasing out expenditures on TeliCam I with the introduction of TeliCam II. However, the Company currently anticipates that research and development expenses will increase for the development of new products if the Company is able to successfully identify and negotiate development arrangements with owners of promising technologies. See "Continuing Statements and Risk Factors - Importance of New Product Development to Growth.", and "Continuing Statements and Risk Factors - Expansion through Undetermined Acquisitions and Joint-Ventures.". Increased expenditures on research and development, resulting from application of the proceeds of the Offering to further research and development projects and joint ventures and possible acquisitions, are expected to result in increased expenses and may result in correspondingly reduced earnings in future periods.

Amortization of debt issuance cost totaled $48,061 for the three month period ended March 31, 1997, and is the result of the cost of the sale of the Bridge Notes, issued in November 1996, being amortized over the term of the Notes; therefore, these costs were not incurred in the comparable period. These costs will continue into future periods until the debt is paid. The Company has repaid such debt out of the proceeds of the Offering and, accordingly, will take a charge of approximately $190,000 for the write-off of unamortized debt issuance costs in the second quarter of fiscal 1997.

Interest expense totaled $89,692 for the three-month period ended March 31, 1997 and $7,078 for the thirteen week period ended June 1, 1996, and consisted of interest paid on capital lease obligations and interest accrued on the Bridge Notes and notes payable to related parties. The increase is primarily due to the Bridge Notes, which were repaid in May 1997 with proceeds of the Offering.

Net income for the three month period ended March 31, 1997 totaled $47,150 or $.01 per share as compared to a net loss of $39,990 or $.01 per share for the thirteen week period ended June 1, 1996.

Capital Resources and Liquidity

For the three month period ended March 31, 1997, the Company used net cash of $401,303 in operations. Accounts receivable increased by $581,717 to $1,826,589 at March 31, 1997 primarily due to the level of international sales during the period. Accounts payable and accrued liabilities totaling $1,970,664 at March 31, 1997, increased slightly from $1,720,358 at the prior year-end period. Inventory levels decreased $130,965 due to the promotion of the Teli-Cam I.

Capital expenditures totaled $12,949 for the three month period ended March 31, 1997. Cash on hand at the end of the period was $643,256..

Based on its current operating plan, the Company anticipates that the proceeds of the Offering, together with existing resources and cash generated from operations, if any, will be sufficient to satisfy the Company's contemplated working capital requirements for at least the next twelve months. There can be no assurance that the Company's working capital requirements during this period will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations.

On February 13, 1997, the Company received a Commitment Letter from Comerica Bank ("Comerica") confirming Comerica's intent to extend up to a $2,000,000 line of credit to the Company, to be secured by a first priority security interest in the Company's assets and by an assignment of the Company's rights under the Boston Marketing Distribution Agreement. The credit facility will bear interest monthly at the rate of the Comerica Bank Prime plus one-quarter of one percent (0.25%), as it may change from time to time, through June 1, 1998. All borrowings under the facility will be subject to a formula based, generally, on accounts receivable and inventory. The Company intends to use the proceeds of this credit facility for working capital and general corporate purposes. Although the Company is in the final stages of documentation of a definitive credit agreement, certain issues remain the subject of negotiation. The commitment of Comerica is contingent upon the parties' execution and delivery of a definitive credit agreement, the provision to Comerica of a first-priority lien on the Company's assets and upon the absence of any material adverse change in the Company's business or financial condition. There can be no assurance that the Company will be successful in obtaining the credit facility, and the failure of the Company to do so could have a material adverse effect on the Company's business operating results and financial condition.

Fluctuations in Quarterly Results

The Company's business is subject to certain quarterly influences. Net sales and operating profit are generally higher in the fourth quarter due to the purchasing patterns of dentists in the United States and are generally lower in the first quarter due primarily to the effect upon demand of increased purchases in the prior quarter. It is also expected that the Company's business will experience lower sales in the summer months as a consequence of holiday vacations and a lesser number of trade shows.

The use by the Company of a portion of the proceeds of the Offering to repay the Bridge Notes will cause the Company to incur a charge in the second quarter of 1997 of approximately $378,000.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. This method is considered more compatible with International Accounting Standards. SFAS 128 is effective for all fiscal years ending after December 15, 1997. The Company has not yet determined the impact of SFAS No. 128.

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

         Limited Operating History; History of Losses and Accumulated Deficit. While the Company has been in existence since 1981, its operations between 1988 and its acquisition of DMD and BDI in March 1996, were limited to the exploration of acquisition opportunities. Dental\Medical Diagnostic Systems, the division of the Company which designs and markets the Company's TeliCam System, and BDI, a subsidiary of the Company, have only been in operation since October 1995. For the period from inception (October 23, 1995) to March 2, 1996, the Company incurred a net loss of $1,625,213, and for the ten month period ended December 31, 1996, the Company had net income of $137,151. For the three months ended on March 31, 1997 the Company had net income of $47,150. At March 31, 1997, the Company's accumulated deficit was $1,440,912. The ability of the Company to sustain profitability will depend, in part, upon the successful marketing of existing products and the successful and timely introduction of new products. There can be no assurance that the Company will be able to generate and sustain net sales or profitability in the future.

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

         Possible Need for Additional Capital. Although the Company believes that the net proceeds of the Offering, together with existing resources and cash generated from operations, if any, will be sufficient to satisfy the Company's working capital requirements for the next twelve months, there can be no assurance that this will be the case or that these funds will be sufficient to meet the Company's longer-term cash requirements for expansion. To the extent that the funds generated by the Offering, if any, together with existing resources, are insufficient to fund the Company's planned activities and, to the extent the Company is unsuccessful in concluding negotiations of an acceptable line of credit, the Company will need to raise additional funds through bank borrowings, public or private financings, or otherwise. If additional funds are raised through the issuance of equity securities, additional dilution to stockholders may occur. No assurance can be given that additional financing will be available when needed or that, if available, it will be on terms favorable to the Company or its stockholders. If needed funds are not available, the Company may be required to curtail its operations, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

         Reliance on International Sales and Distributors and General Risks of International Operations. For the three-month period ended March 31, 1997, international sales have accounted for approximately 25% of the Company's net sales, and the Company expects that international sales may increase as a percentage of sales in the future. Consequently, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements; fluctuations in the U.S. dollar which could materially adversely affect U.S. dollar revenues; tariffs and other barriers and restrictions; potentially adverse taxes; and the burdens of complying with a variety of international laws and communications standards. The Company's international sales involve potentially longer payment cycles and the Company may experience greater difficulty collecting accounts receivable. The Company currently depends on third party distributors for substantially all of its international sales. At March 31, 1997, five of the Company's international distributors accounted for 55% of the Company's accounts receivable, and five of these distributors accounted for approximately $1,011,000, or 25%, of the Company's total sales for the three-month period ended March 31, 1997. Certain of the Company's third party distributors may also act as resellers for competitors of the Company and could devote greater effort and resources to marketing competitive products. The loss of, or other significant reduction in sales to, certain of these third party distributors could have a material adverse effect on the Company's business and results of operations. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. There can be no assurance that these risks of conducting business internationally will not have a material adverse effect on the Company's business. Further, any failure by the Company to predict or plan for changes in the international arena could have a material adverse effect on the Company's business, operating results and financial condition.

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

None.

Item 3.  Defaults in Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security-Holders.

On March 24, 1997, the Company held its Annual Meeting of Stockholders at which the following proposals were submitted to a vote of the stockholders:

   1. The election of Robert H. Gurevitch, Marvin H. Kleinberg and Jack D. Preston as directors of the Company, each to hold office for one year and until their respective successors are elected:

   2. The approval of an Amended and Restated Certificate of Incorporation to effect a one-for-1.33333333 reverse stock split of the Company's then issued and outstanding Common Stock; and

   3. The approval of the Company's 1997 Stock Incentive Plan.

   Each of the proposals were approved by a vote of the Company's stockholders as follows:

1. The election of the directors as nominated by the Company:

   Robert H. Gurevitch

       FOR:  2,276,236         AGAINST:  61,700             WITHELD:   0
            ----------                  -------                      -----

       ABSTENTIONS:      0              BROKER NON-VOTES:     0
                   -------------                         ----------

   Marvin H. Kleinberg

       FOR:  2,276,236         AGAINST:  61,700             WITHELD:   0
            ----------                  -------                      -----

       ABSTENTIONS:      0              BROKER NON-VOTES:     0
                   -------------                         ----------

   Jack D. Preston

       FOR:  2,276,236         AGAINST:  61,700             WITHELD:   0
            ----------                  -------                      -----
       ABSTENTIONS:      0              BROKER NON-VOTES:     0
                   -------------                         ----------

2. The approval of a one-for -1.33333333 reverse split of the Company's Common
   Stock:

       FOR:  2,051,074         AGAINST:  286,552            WITHELD:   0
            ----------                   -------                     -----
       ABSTENTIONS:      0              BROKER NON-VOTES:     0
                   -------------                         ----------

3. The approval of the Company's 1997 Stock Incentive Plan:

       FOR:  2,233,515         AGAINST: 104,420             WITHELD:   0
            ----------                  -------                      -----
       ABSTENTIONS:      0              BROKER NON-VOTES:     0
                   -------------                         ----------

Item 5.  OTHER INFORMATION

None.

Item 6 - Exhibits and Reports on Form 8-K

       (a) Exhibits

           Exhibit 11.1  Statement Regarding Computation of Net Income
                         (Loss) Per Share

           Exhibit 27.1  Financial Data Schedule

       (b) Reports on Form 8-K

           During the fiscal quarter ended March 31, 1997, the Company filed one report on Form 8-K on February 13, 1997 whereby the Company reported that, on February 5, 1997 the Board of Directors (i) elected Ronald
           E. Wittman as a director of the Company, and (ii) approved a change in the Company's fiscal year to December 31.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized.



                                   Dental/Medical Diagnostic Systems, Inc.


Dated May 20,1997                  By: /s/ Ronald E. Wittman
                                   ---------------------------------------------
                                   Ronald E. Wittman
                                   Chief Financial Officer