Form 10QSB
period 1997-06-30
DENTAL MEDICAL DIAGNOSTIC SYSTEMS INC
filed 1997-08-14
CIK 738194

                     The SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

FORM 10-QSB MARK ONE:

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended June 30, 1997

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                         Commission file number 0-12850

                     DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

              Delaware                                     13-3152648
   -------------------------------                       --------------
   (State or other jurisdiction of                        (IRS Employer
   incorporation or organization)                        Identification
                                                              No.)

          200 N. Westlake Blvd., Suite 202, Westlake Village, CA 91362
                    (Address of principal executive offices)

Issuer's telephone number, including area code (805) 381-2700.


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares of registrant's common stock outstanding as of August 11, 1997: 5,055,537

Transitional Small Business Disclosure Format        Yes [ ]     No [X]

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                  June 30, 1997

PART I - FINANCIAL INFORMATION                                                    PAGE
                                                                                  ----
    Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheet-June 30, 1997                          3

        Condensed Consolidated Statements of Operations                             4
        Three and Six Month Periods Ended June 30, 1997 and Thirteen
        Week and Twenty-Six Week Periods Ended August 31, 1996

        Condensed Consolidated Statements of Cash Flows                             5
        Six Month Period Ended June 30, 1997 and Twenty-Six Week
        Period Ended June 1, 1996


        Notes to Interim Condensed Consolidated Financial Statements                6


    Item 2.  Management's Discussion and Analysis or Plan of Operation              8


PART II - OTHER INFORMATION
    Item 5.  Other Information                                                     16
    Item 6.  Exhibits and Reports on Form 8-K                                      16

             (a)  Exhibits                                                         16

             (b)  Reports on Form 8-K                                              16

    Signatures                                                                     17

PART I - FINANCIAL INFORMATION

   ITEM 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                   JUNE 30,1997
                                                                   ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                        $  7,219,760
  Accounts receivable, less allowance for bad debts
  and sales returns of $20,975 at June 30, 1997                       1,805,436
  Inventories                                                         1,924,840
  Deferred income taxes                                                  90,000
  Prepaid expenses and other                                            145,589
                                                                   ------------
  Total current assets                                               11,185,625

Property and equipment, net                                             437,585
Loans receivable from related parties                                   126,000
Other assets                                                             15,442
                                                                   ------------

Total assets                                                       $ 11,764,652
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations                     $     18,468
  Accounts payable                                                    1,236,798
  Accrued liabilities                                                   529,582
  Income taxes payable                                                   60,462
  Customer deposits                                                      15,112
                                                                   ------------

  Total current liabilities                                           1,860,422

Notes payable to related parties                                        119,114
Capital lease obligations                                                56,874
Other long term liabilities                                              11,774
                                                                   ------------

Total liabilities                                                     2,048,184

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share;
  1,000,000 shares authorized, none issued and
  outstanding
Common stock, par value $.01
  per share; 20,000,000 shares authorized:
  5,055,537 shares issued and outstanding                                50,555
Paid in capital                                                      11,248,722
Accumulated deficit                                                  (1,582,809)
                                                                   ------------
Total stockholders' equity                                            9,716,468
                                                                   ------------

Total liabilities and stockholders' equity                         $ 11,764,652
                                                                   ============


              The accompanying notes are an integral part of these
                   interim consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND THE
               THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 31, 1996
                                   (Unaudited)


                                               Three Months    Thirteen Weeks        Six Months  Twenty-Six Weeks
                                                      Ended             Ended             Ended             Ended
                                              June 30, 1997      Aug 31, 1996     June 30, 1997           Aug 31,
                                              -------------      ------------     -------------           -------
Net sales                                       $ 4,254,981       $ 3,526,279       $ 8,183,263       $ 6,784,910
Cost of sales                                     2,550,076         2,098,391         5,027,720         3,865,972
                                                -----------       -----------       -----------       -----------
  Gross profit                                    1,704,905         1,427,888         3,155,543         2,918,938
Selling, general & administrative expenses        1,496,707         1,247,007         2,697,427         2,683,343
Research & development expenses                      37,573            73,676            73,334           161,301
                                                -----------       -----------       -----------       -----------
  Operating income                                  170,625           107,205           384,782            74,294
Interest income                                      48,965                --            48,965                --
Interest expense                                    (42,427)           (5,482)         (132,119)          (12,561)
Amortization of debt issuance costs                 (28,370)               --           (76,431)               --
                                                -----------       -----------       -----------       -----------
  Income before income taxes and
    extraordinary item                              148,793           101,723           225,197            61,733
Provision for income taxes                           56,541            26,000            85,795            26,000
                                                -----------       -----------       -----------       -----------
  Income before extraordinary item                   92,252            75,723           139,402            35,733
Extraordinary loss on early extinguishment
  of debt (net of tax benefit of $143,511)         (234,149)               --          (234,149)               --
                                                -----------       -----------       -----------       -----------
 Net income (loss)                              $  (141,897)      $    75,723       $   (94,747)      $    35,733
                                                ===========       ===========       ===========       ===========

Income (loss) per share of common stock:
  Income before extraordinary item
                                                $      0.02       $      0.02       $      0.03       $      0.01
  Extraordinary loss on early
     extinguishment of debt                     $     (0.06)      $        --       $     (0.07)      $        --
                                                -----------       -----------       -----------       -----------
  Net income (loss)                             $     (0.03)      $      0.02       $     (0.03)      $      0.01
                                                ===========       ===========       ===========       ===========

Shares used in the per share calculation:
Weighted average common and common
  equivalent shares outstanding                   4,819,200         3,088,899         4,068,576         2,923,293
                                                ===========       ===========       ===========       ===========

Weighted average common shares
outstanding                                       4,168,395                --         3,580,234                --
                                                ===========       ===========       ===========       ===========






              The accompanying notes are an integral part of these
                    interim consolidated inancial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1997 AND THE
                  TWENTY-SIX WEEK PERIOD ENDED AUGUST 31, 1996
                                   (unaudited)


                                                   Six Months       Twenty-Six Weeks
                                                      Ended             Ended
                                                  June 30, 1997     August 31, 1996
                                                  -------------     ---------------
Cash flows from operating activities:
Net income (loss)                                  $   (94,747)       $    35,733
Adjustments to reconcile net
income (loss) to net cash used by
operating activities:
  Depreciation and amortization                        171,743             34,186
  Allowances for returns and doubtful
    accounts                                           (86,428)            (7,305)
  Inventory write-downs                                 10,000             70,822
  Extraordinary item                                   234,149                 --
  Other                                                   (795)             1,351
Changes in operating assets and liabilities:
  Accounts receivable                                 (560,564)          (853,539)
  Inventories                                         (420,970)          (531,163)
  Prepaid expenses and other                            62,964            (52,146)
  Other assets                                          26,828                252
  Accounts payable                                     147,466             62,857
  Accrued liabilities                                   67,126            136,150
  Income taxes payable                                  35,403             26,000
  Customer deposits                                    (18,495)          (244,785)
                                                   -----------        -----------
Net cash used by operating activities                 (426,320)        (1,321,587)
                                                   -----------        -----------

Cash flows from investing activities:
  Purchase of property and equipment                   (99,592)          (137,057)
  Loan to related party                               (126,000)                --
                                                   -----------        -----------
  Net cash used in investing activities               (225,592)          (137,057)
                                                   -----------        -----------

Cash flows from financing activities:
  Decrease in book overdraft                                --            (49,906)
  Decrease in other long term liabilities               (6,902)                --
  Net proceeds from issuance of common
    stock                                            8,573,590          1,055,000

Payment of accounts payable in excess of
  terms to related party                                    --            (79,218)
Repayment of notes payable                          (1,600,000)                --
Repayments on borrowings to related
  parties                                             (153,852)           (25,000)
Proceeds from borrowings from related
  parties                                                   --             25,000
                                                   -----------        -----------
Net cash provided by financing activities            6,812,836            925,876
                                                   -----------        -----------

Net increase (decrease) in cash and
  cash equivalents                                   6,160,924           (532,768)
Cash and cash equivalents, beginning of
  period                                             1,058,836            666,611
                                                   -----------        -----------
Cash and cash equivalents, end of period           $ 7,219,760        $   133,843
                                                   ===========        ===========

Supplemental cash flow information:
Interest paid                                      $    92,962        $        --
Income taxes paid                                  $    48,904        $        --
Capital lease obligation incurred                           --              5,997


              The accompanying notes are an integral part of these
                   interim consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                  June 30,1997


1. General

   The accompanying unaudited interim condensed consolidated financial statements include the accounts of Dental/Medical Diagnostic Systems, Inc. and Subsidiaries (the "Company"). The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the period ended December 31, 1996.

2. Summary of Significant Accounting Policies

   Basis of Presentation

   On February 5, 1997 the Company changed its fiscal year-end from a fiscal year ending on the nearest Saturday to February 28th to a December 31 year end. The accompanying condensed consolidated financial statements reflect the operating results of the Company for the six month period from January 1, 1997 to June 30, 1997 and the twenty-six week period ended August 31, 1996.

   Concentration of Credit Risk and Major Customers

   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable.

   For the six month period ended June 30, 1997 and the twenty-six week period ended August 31, 1996, five of the Company's customers accounted for 27% and 15% of sales, respectively. At June 30, 1997 five of the Company's customers accounted for approximately 69% of trade accounts receivable.

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

   Recently Issued Accounting Standards

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. This method is considered more compatible with International Accounting Standards. SFAS No. 128 is effective for all fiscal years ending after December 15, 1997. The Company has not yet determined the impact of SFAS No. 128.

   In June 1997, the FASB issued SFAS No. 130, Comprehensive Income. SFAS No. 130 becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet determined the effect, if any, of SFAS No. 130 on the consolidated financial statements.

   In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and related Information. This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the effect, if any, of SFAS No. 131 on the consolidated financial statements.

3. Related Party Transactions

   From December 1995 through February 1996, Robert H. Gurevitch, Chairman of the Board and Chief Executive Officer of the Company, and Boston Marketing Company, Ltd. ("Boston Marketing"), an affiliate of Hiroki Umezaki, a former Director of the Company, loaned the Company an aggregate of $377,015. The Promissory Notes evidencing such loans bear interest at 6% per annum and were originally payable within six months. On February 26, 1996, the Company repaid $50,000 to each of Mr. Gurevitch and Boston Marketing. In November 1996, Mr. Gurevitch and Boston Marketing each agreed to extend the term of their respective notes. On May 23, 1997, Boston Marketing was paid the remaining principal balance of $150,000 of its loan plus the accrued interest of $3,526. Mr. Gurevitch was paid $25,000 on July 10, 1997 leaving approximately $94,000 outstanding.

   On May 27, 1997 the Company loaned Dewey Perrigo, Vice President of Sales of the Company, and Andrea Niemiec-Perrigo, an employee of the Company, $126,000 for the purpose of buying a home. The Promissory Notes evidencing such loans bear interest at prime plus .25% (presently 8.75%), and are due and payable on May 27, 1997.

4. Inventories

   Inventories consisted of the following:

                                              JUNE 30, 1997
                                              -------------
                    Raw materials               $1,089,495
                    Work in progress               315,851
                    Finished goods                 519,494
                                                ----------
                    Total                       $1,924,840
                                                ==========

5. Capital Transactions

On November 27, 1996, the Company raised $1,314,766, net of issuance costs of $285,234, through a private placement of 32 Units to certain accredited investors. Each Unit consists of a secured promissory note in the principal amount of $50,000 ("Bridge Note") and a warrant to purchase 18,750 shares of Common Stock ("Bridge Warrant") at a purchase price of $2.67 per share. The Notes bear interest at a rate of 10% per annum and the principal and all accrued interest are payable upon the earliest to occur of: (a) May 27, 1998; (b) certain change in control events effecting the Company; ( c ) a public offering of the Company's securities; or (d) the sale by the Company's Chief Executive Officer of all or substantially all of his holdings of the Common Stock. Upon the happening of certain events the holders of the Notes will have the right to convert the outstanding balances of their Notes into shares of the Common Stock at a rate of $2.67 per share. The Warrants are first exercisable on November 27, 1997 and expire on November 27, 2002. As a result of the warrants, these notes have been discounted by $259,104, which amount is being amortized over the term of the notes.

On May 14, 1997, the Company closed a secondary offering of 2,070,000 shares of common stock and 2,070,000 redeemable common stock purchase warrants. This resulted in gross proceeds of $10,350,000 prior to expenses associated with the offering. Approximately $1,700,000 of the net proceeds were used to repay the Bridge Notes plus accrued interest. The Bridge Notes consisted of secured convertible promissory notes in the aggregate principal amount of $1,600,000 bearing interest at 10% per annum and were payable the earlier of May 27, 1998 or consummation of the offering. Approximately $175,000 was used to repay loans from related parties. The remaining proceeds net of associated expenses will be used for product development, acquisition, joint venture financing, to repay the remaining loans from related parties, and working capital and general corporate purposes.

6. Extraordinary Item

On May 14, 1997, the Company repaid the $1,600,000 principal amount Bridge Notes in connection with the Company's Offering. An extraordinary charge of $234,149 (net of tax benefit of $143,511) was incurred for the early extinguishment of those notes.

7. Income Taxes

The Company has accrued federal and state income taxes at the effective tax rate of approximately 38 percent for the three and six month periods ended June 30, 1997. Federal and state income taxes were accrued at the statutory rate of 42% for the thirteen and twenty-six week periods ended August 31, 1997.

Item 2. - Management's Discussion and Analysis or Plan of Operation

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three and six month periods ended June 30, 1997 and for the thirteen and twenty-six week periods ended August 31, 1996. Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control. Actual results could differ materially from those projected in the forward looking statements as a result of, among other factors, the factors set forth under the caption "Cautionary Statements and Risk Factors" below.

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

On January 13, 1997 the Company changed its name from Edudata Corporation to Dental/Medical Diagnostics Systems, Inc. On February 5, 1997, the Company changed its fiscal year end from a fiscal year ending on the nearest Saturday to February 28th to a December 31 fiscal year end. On January 13, 1997 the Company effected a one-for-2.197317574 reverse stock split and on March 24, the Company's stockholders approved an additional one-for-1.33333333 reverse stock split. All information in this Report has been adjusted to reflect both stock splits.

On May 14, 1997, the Company closed an underwritten offering (the "Offering") of 2,070,000 shares of Common Stock, and 2,070,000 Redeemable Common Stock Purchase Warrants, raising gross proceeds of $10,350,000 prior to expenses associated with the Offering. Of these proceeds, $1,700,000 was applied to repay the Bridge Notes issued by the Company in November 1996 and $175,000 was applied to repay loans from related parties.

Results of Operations

For the three and six month periods ended June 30, 1997 and the thirteen and twenty-six week periods ended August 31, 1996, net sales totaled $4,254,981 and $3,183,263, respectively for the quarters and $8,183,263 and $6,784,910, respectively year to date. This resulted in an operating profit of $170,625 and $107,205, respectively for the quarters and $384,782 and $74,294, respectively year to date. Included in the results of the twenty-six week period ended August 31, 1996 are sales of approximately $185,000 and an operating loss of approximately $217,000 related to the Company's discontinued dental bur line.

Net sales for the three and six month periods ended June 30, 1997 were $4,254,981 and $8,183,263, respectively compared to $3,526,279 and $6,784,910, respectively for the thirteen and twenty-six week periods ended August 31, 1996, or an increase of approximately 21%, respectively for the periods. This increase was primarily due to increased international sales volume. The sales in the twenty-six week period ended August 31, 1996 were significantly assisted by an approximate $1,255,000 back order position from inception to the commencement of sales in the period. Back orders on hand as of January 1, 1997 amounted to $65,448 in the aggregate. Sales are comprised primarily of sales of TeliCam Systems and related products.

Cost of sales for the three and six month periods, ended June 30, 1997 were $2,550,076 or 60% of sales and $5,027,720 or 61% of sales, respectively. For the thirteen and twenty-six week periods ended August 31, 1996 cost of sales were $2,098,391 or 60% of sales and $3,865,972 or 57% of sales, respectively. Cost of sales increased as a percentage of sales primarily due to the increased international sales that require price discounts on sales, however, this should be partially offset by anticipated reduced warranty and service costs. International sales and anticipated reduced warranty costs on same are subject to a number of risks, including the Company's dependence on third party suppliers for non-defective components and the Company's dependence on foreign distribution. See " Cautionary Statements and Risk Factors - Dependence on Third Party Suppliers and - Reliance on International Sales and Distributors and General Risks on International Operations". Also contributing to the increase in cost of sales was a TeliCam I sales promotion, at a reduced selling price intended to reduce the inventory of the TeliCam I in preparation of the introduction of TeliCam II, primarily occurring in the first quarter.

Selling general and administrative expenses totaled $1,496,707 and $2,697,427, respectively for the three and six month period ended June 30, 1997, and $1,247,007 and $2,683,343, respectively for the thirteen and twenty-six week periods ended August 31, 1996. The increase in expense is primarily due to increased sales commissions as a result of the increase in sales volume, increased salary and wages and legal expenses. These expenses are expected to continue to increase as sales volume increases and possible acquisition costs are incurred. Partially offsetting these were decreased advertising, show expenses and salaries as a result of discontinuing the dental bur line.

Research and development expenses totaled $37,573 and $73,334, respectively for the three and six month periods ended June 30, 1997 and $73,676 and $161,301, respectively for the thirteen and twenty-six week periods ended August 31, 1996. The decrease is the result of phasing out expenditures on TeliCam with the introduction of TeliCam II. However, the Company currently anticipates that research and development expenses will increase for the development of new products if the Company is able to successfully identify and negotiate development arrangements with owners of promising technologies. See "Cautionary Statements and Risk Factors - Importance of New Product Development to Growth.", and "Cautionary Statements and Risk Factors - Expansion through Undetermined Acquisitions and Joint-Ventures.". Increased expenditures on research and development, resulting from application of the proceeds of the Offering to further research and development projects and joint ventures and possible acquisitions, are expected to result in increased expenses and may result in correspondingly reduced earnings in future periods.

Amortization of debt issuance cost totaled $28,370 and $76,431, respectively for the three and six month periods ended June 30, 1997, and is the result of the cost of the sale of the Bridge Notes, issued in November 1996, being amortized over the term of the Notes; therefore, these costs were not incurred in the comparable periods. The Company has repaid such debt out of the proceeds of the Offering, and as a result this cost will not continue into future periods.

Interest income totaled $48,965 for the three and six month periods ended June 30, 1997, and is the result of investing the net proceeds of the Offering in a short term management account through Comerica Securities. These funds were not available in the prior periods.

Interest expense totaled $42,427 and $132,119, respectively for the three and six-month periods ended June 30, 1997 and $5,482 and $12,561, respectively for the thirteen and twenty-six week periods ended August 31, 1996, and consisted of interest paid on capital lease obligations and interest accrued on the Bridge Notes and notes payable to related parties. The increase is primarily due to the Bridge Notes, which were repaid in May 1997 with proceeds of the Offering. As a result, that expense will not continue into future periods.

Income before extraordinary item for the three and six month periods ended June 30, 1997 totaled $92,252 or $.02 per share and $139,402 or $.03 per share as compared to net income of $75,723 or $.02 per share and $35,733 or $.01 per share, respectively for the thirteen and twenty-six week periods ended August 31, 1996.

Extraordinary loss on early extinguishment of debt totaled $234,149 (net of tax benefit of $143,511) for the three and six month periods ended June 30, 1997 is the result of the payment of the $1,600,000 Bridge Notes with the proceeds of the Offering. The amount is comprised of the write-off of unamoritized debt issuance cost and the discount to the Bridge Notes that was being amortized over the term of the Notes.

Capital Resources and Liquidity

For the six month period ended June 30, 1997, the Company used net cash of $426,320 in operations. Accounts receivable increased by $560,564 to $1,805,436 at June 30, 1997 primarily due to the level of international sales during the period. Accounts payable and accrued liabilities totaling $1,826,842 at June 30, 1997, increased slightly from $1,720,358 at the prior year-end period. Inventory levels increased $420,970 primarily due to the increased sales volume.

Capital expenditures totaled $99,592 for the six month period ended June 30, 1997. Approximately $49,000 was for the purchase of an exhibit booth used at dental shows. Cash and cash equivalents on hand at the end of the period was $7,219,760.

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

On July 1, 1997, the Company finalized a credit agreement with Comerica Bank ("Comerica") extending up to a $2,000,000 line of credit to the Company, secured by a first priority security interest in the Company's assets and by an assignment of the Company's rights under the Boston Marketing Distribution Agreement. The credit facility bears interest monthly at the rate of the Comerica Bank Prime plus one-quarter of one percent (0.25%), as it may change from time to time, through June 1, 1998. All borrowings under the facility are subject to a formula based, generally, on accounts receivable and inventory. The Company intends to use the credit facility, when needed, for working capital and general corporate purposes.

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

Recently Issued Accounting Standards

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

In June 1997, the FASB issued SFAS No. 130, Comprehensive Income. SFAS No. 130 becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet determined the effect, if any, of SFAS No. 130 on the consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the effect, if any, of SFAS No. 131 on the consolidated financial statements.


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

   Limited Operating History; History of Losses and Accumulated Deficit. While the Company has been in existence since 1981, its operations between 1988 and its acquisition of DMD and BDI in March 1996, were limited to the exploration of acquisition opportunities. Dental/Medical Diagnostic Systems, the division of the Company which designs and markets the Company's TeliCam System, and BDI, a subsidiary of the Company, have only been in operation since October 1995. For the period from inception (October 23, 1995) to March 2, 1996, the Company incurred a net loss of $1,625,213, and for the ten month period ended December 31, 1996, the Company had net income of $137,151. For the six months ended June 30, 1997 the Company had a net loss after extraordinary item of $94,747. At June 30, 1997, the Company's accumulated deficit was $1,582,809. The ability of the Company to obtain and sustain profitability will depend, in part, upon the successful marketing of existing products and the successful and timely introduction of new products. There can be no assurance that the Company will be able to generate and sustain net sales or profitability in the future.

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

   Possible Need for Additional Capital. Although the Company believes that the net proceeds of the Offering, together with the Comerica credit line, existing resources and cash generated from operations, if any, will be sufficient to satisfy the Company's working capital requirements for the next twelve months, there can be no assurance that this will be the case or that these funds will be sufficient to meet the Company's longer-term cash requirements for expansion. To the extent that the funds generated by the Offering, together with existing resources, are insufficient to fund the Company's planned activities the Company will need to raise additional funds through bank borrowings, public or private financings, or otherwise. If additional funds are raised through the issuance of equity securities, additional dilution to stockholders may occur. No assurance can be given that additional financing will be available when needed or that, if available, it will be on terms favorable to the Company or its stockholders. If needed funds are not available, the Company may be required to curtail its operations, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

   Fluctuations in Quarterly Results. The Company's business is subject to certain quarterly influences. Management's prior experience in the industry would indicate that net sales and operating profits are generally higher in the fourth quarter due to the purchasing patterns of dentists and are generally lower in the first quarter due primarily to increased purchases in the prior quarter and during the summer months due to a reduced volume of trade shows and increased unavailability of dentists due to summer vacations. The Company plans to increase expenses to fund greater levels of research and development and to fund investments in joint ventures and acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, quarterly operating results and financial condition will be adversely affected. Quarterly results may also be adversely affected by a variety of other factors, including the timing of acquisitions and their related costs, as well as the release of new products and promotions taking place within the quarter. Other factors that may influence the Company's quarterly operating results include the timing of introduction or enhancement of products by the Company or its competitors, market acceptance of the TeliCam II, the InTELInet System and other new products, development and promotional expenses relating to the introduction of new products or enhancements of existing products, reviews in the industry press concerning the products of the Company or its competitors, changes or anticipated changes in pricing by the Company or its competitors, mix of distribution channels through which products are sold, mix of products sold, product returns, the timing of orders from major distributors, order cancellations, delays in shipment and general economic conditions. Due to all of the foregoing factors, it is also likely that in some future periods the Company's operating results may be below the expectations of analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

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

   Rapid Expansion of the Company's Business. From inception (October 23, 1995) through June 30, 1997, the Company has experienced rapid and substantial growth in revenues and geographic scope of operations. Any future growth may place a significant strain on management and on the Company's financial resources and information processing systems. The failure to recruit additional staff and key personnel, to have sufficient financial resources, to maintain or upgrade these financial reporting systems, or to respond effectively to difficulties encountered during expansion could have a material adverse effect on the Company's business, operating results and financial condition.

   Reliance on International Sales and Distributors and General Risks of International Operations. For the six-month period ended June 30, 1997, international sales have accounted for approximately 27% of the Company's net sales, and the Company expects that international sales may increase as a percentage of sales in the future. Consequently, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements; fluctuations in the U.S. dollar which could materially adversely affect U.S. dollar revenues; tariffs and other barriers and restrictions; potentially adverse taxes; and the burdens of complying with a variety of international laws and communications standards. The Company's international sales involve potentially longer payment cycles and the Company may experience greater difficulty collecting accounts receivable. The Company currently depends on third party distributors for substantially all of its international sales. At June 30, 1997, five of the Company's international distributors accounted for 69% of the Company's accounts receivable, and five of these distributors accounted for approximately $2,173,820 or 27%, of the Company's total sales for the six-month period ended June 30, 1997. Certain of the Company's third party distributors may also act as resellers for competitors of the Company and could devote greater effort and resources to marketing competitive products. The loss of, or other significant reduction in sales to, certain of these third party distributors could have a material adverse effect on the Company's business and results of operations. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. There can be no assurance that these risks of conducting business internationally will not have a material adverse effect on the Company's business. Further, any failure by the Company to predict or plan for changes in the international arena could have a material adverse effect on the Company's business, operating results and financial condition.

   Dependence on Key Personnel. The Company's future performance will depend significantly upon its Chairman of the Board and Chief Executive Officer, Robert
H. Gurevitch, and upon certain other key employees of the Company. The loss of service of one or more of these persons could have a material adverse effect on the Company's business and operations. The Company has entered into Employment Agreements with Robert H. Gurevitch and Dewey Perrigo, the Company's Vice President of Sales, pursuant to which they each have agreed to render services to the Company until October 1, 1999. The Company has obtained "key person" life insurance on Mr. Gurevitch in the amount of $2,000,000, of which the Company is the sole beneficiary, but there can be no assurance that the proceeds of such insurance will be sufficient to offset the loss to the Company in the event of his death. The Company does not maintain any insurance on the lives of its other senior management. In addition, the Company's success will be dependent upon its ability to recruit and retain qualified personnel. Any failure by the Company to retain and attract key personnel could have a material adverse effect on the Company's business, operating results, and financial condition.

   Limited Proprietary Protection. The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company's proprietary technology is not protected by any patents. Consequently, the Company relies primarily on trademark, trade secret and copyright laws to protect its technology. Also, the Company has implemented a policy that most senior and technical employees and third-party developers sign nondisclosure agreements. However, there can be no assurance that such precautions will provide meaningful protection from competition or that competitors will not be able to develop similar or superior technology independently. Also, the Company has no license agreements with the end users of its products, so it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or otherwise obtain and use information that the Company regards as proprietary. If litigation is necessary in the future, to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition. Ultimately, the Company may be unable, for financial or other reasons, to enforce its rights under intellectual property laws. In addition, the laws of certain countries in which the Company's products are or may be distributed may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

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

   Conflict of Interests. Robert Gurevitch, Chairman of the Company, has loaned money to the Company ("Loan Obligations") and has guaranteed the performance by the Company under its leases for its Irvine and Westlake, California premises. The Company believes that all of these transactions were on terms no less favorable than were available from unaffiliated third parties. The Company intends to attempt to relieve Mr. Gurevitch from his obligations under each of these guarantees and it is possible that, in order to achieve the release of Mr. Gurevitch from these guarantees, the Company will be required to post collateral or provide other concessions to the recipients of the guarantees. The Company has, in the past, entered into transactions with affiliates and there can be no assurance that the Company will not enter into transactions with affiliated parties in the future.


Limitation of Liability and Indemnification. The Company's Amended and Restated Certificate of Incorporation limits, to the maximum extent permitted by the Delaware General Corporation Law ("Delaware Law"), the personal liability of directors for monetary damages for breach of their fiduciary duties as a director, and provides that the Company shall indemnify its officers and directors and may indemnify its employees and other agents to the fullest extent permitted by law. The Company has entered into indemnification agreements with its directors and executive officers which may require the Company, among other things, to indemnify such directors against liabilities that arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, has obtained director's and officer's insurance. The Company has purchased director's and officer's liability insurance in the amount of $3.0 million. Section 145 of the Delaware Law provides that a corporation may indemnify a director, officer, employee or agent made, or threatened to be, a party to an action by reason of the fact that he was a director, officer, employee or agent of the corporation or was serving at the request of the corporation against expenses actually and reasonably incurred in connection with such action if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, if he had no reasonable cause to believe his conduct was unlawful. Delaware Law does not permit a corporation to eliminate a director's duty of care, and the provisions of the Company's Amended and Restated Certificate of Incorporation have no effect on the availability of equitable remedies, such as injunction or rescission, for a director's breach of the duty of care.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

   Exhibit 11.1  Statement Regarding Computation of Net Income (Loss) Per Share

   Exhibit 27.1  Financial Data Schedule

   (b) Reports on Form 8-K

       None.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized.

                                  Dental/Medical Diagnostic Systems, Inc.


Dated  August 14, 1997            By: /s/ Ronald E. Wittman
                                      ------------------------------------------
                                      Ronald E. Wittman
                                      Vice President and Chief Financial Officer