Form 10QSB
period 1997-09-30
DENTAL MEDICAL DIAGNOSTIC SYSTEMS INC
filed 1997-11-14
CIK 738194

                     The SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

   FORM 10-QSB MARK ONE:

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

        For the quarter ended September 30, 1997

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]



                         Commission file number 0-12850

                     DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

              Delaware                                      13-3152648
-------------------------------------                   ------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares of registrant's common stock outstanding as of November 12, 1997: 5,110,658

Transitional Small Business Disclosure Format   Yes [ ]  No [X]

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                               September 30, 1997

                                                                              PAGE
                                                                              ----
PART I - FINANCIAL INFORMATION

     Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheet-September 30, 1997               3

          Condensed Consolidated Statements of Operations                       4
          Three and Nine Month Periods Ended September 30, 1997 and
          Thirteen Week and Thirty-Nine Week Periods Ended November
          30, 1996

          Condensed Consolidated Statements of Cash Flows                       5
          Nine Month Period Ended September 30, 1997 and Thirty-Nine
          Week Period Ended November 30, 1996


          Notes to Interim Condensed Consolidated Financial Statements          6



        Item 2. Management's Discussion and Analysis or Plan of Operation       8


PART II - OTHER INFORMATION
        Item 5.  Other Information                                             16
        Item 6.  Exhibits and Reports on Form 8-K                              16

                 (a)  Exhibits                                                 16

                 (b)  Reports on Form 8-K                                      16

        Signatures                                                             17

PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                        September 30,1997
                                                        -----------------
                            ASSETS

        Current assets:
          Cash and cash equivalents                       $  6,082,291
          Accounts receivable, less allowance for
            bad debts and sales returns of $20,975           1,869,654
          Inventories                                        2,489,552
          Income taxes receivable                               37,522
          Deferred income taxes                                 90,000
          Prepaid expenses and other                           296,533
                                                           -----------
          Total current assets                              10,865,552
        Property and equipment, net                            427,252
        Loans receivable from related parties                  126,000
        Other assets                                            18,652
                                                           -----------
        Total assets                                       $11,437,456
                                                           ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities:
          Current Portion of capital lease obligations     $    20,885
          Accounts payable                                   1,274,287
          Accrued liabilities                                  614,399
          Customer deposits                                     15,675
                                                           -----------
          Total current liabilities                          1,925,246
        Notes payable to related parties                        94,114
        Capital lease obligations                               49,118
        Other long term liabilities                             10,778
                                                           -----------
        Total liabilities                                    2,079,256
                                                           -----------
        Commitments and contingencies

        STOCKHOLDERS' EQUITY
        Preferred stock, par value $.01 per
          share; 1,000,000 shares authorized,
          none issued and outstanding
        Common stock, par value $.01
          per share; 20,000,000 shares authorized:
          5,110,658 shares issued and outstanding               51,106
        Paid in capital                                     11,329,479
        Accumulated deficit                                 (2,022,385)
                                                           -----------
        Total stockholders' equity                           9,358,200
                                                           -----------
        Total liabilities and stockholders' equity         $11,437,456
                                                           ===========


The accompanying notes are an integral part of these interim consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND THE
             THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 30, 1996
                                   (Unaudited)

                                       Three Months    Thirteen Weeks    Nine Months     Thirty-Nine Weeks
                                           Ended           Ended            Ended             Ended
                                       Sept. 30,1997    Nov. 30,1996    Sept. 30, 1997      Nov.30, 1996
                                       -------------    -------------   --------------   -----------------
Net sales                              $  3,505,575     $  2,773,180      $11,688,838     $  9,558,090
Cost of sales                             2,356,863        1,748,459        7,384,583        5,614,431
                                       ------------     ------------      -----------     ------------
  Gross profit                            1,148,712        1,024,721        4,304,255        3,943,659
Selling, general & administrative
  expenses                                1,359,117        1,033,874        4,056,544        3,717,217
Research & development expenses             155,387          108,773          228,721          270,074
Non-recurring charge                        256,250               --          256,250               --
                                       ------------     ------------      -----------     ------------
  Operating loss                           (622,042)        (117,926)        (237,260)         (43,632)
Interest income                              90,285               --          139,250               --
Interest expense                             (4,655)         (28,673)        (136,774)         (41,234)
Amortization of debt issuance costs              --          (15,702)         (76,431)         (15,702)
                                       ------------     ------------      -----------     ------------
Loss before income taxes
  and extraordinary item                   (536,412)        (162,301)        (311,215)        (100,568)
Provision for income taxes                  (96,837)         (26,000)         (11,042)              --
                                       ------------     ------------      -----------     ------------
Loss before extraordinary item             (439,575)        (136,301)        (300,173)        (100,568)
Extraordinary loss on early
extinguishment of debt (net of tax
benefit of $143,511)                             --               --         (234,149)              --
                                       ------------     ------------      -----------     ------------
 Net loss                              $   (439,575)    $   (136,301)    $   (534,322)    $   (100,568)
                                       ============     ============     ============     ============

Loss per share of common stock:
  Loss before extraordinary item       $      (0.09)    $      (0.05)    $      (0.07)    $      (0.04)

  Extraordinary loss on early
     extinguishment of debt            $         --     $         --     $      (0.06)    $         --
                                       ------------     ------------      -----------     ------------
  Net loss                             $      (0.09)    $      (0.05)    $      (0.13)    $      (0.04)
                                       ============     ============     ============     ============
Weighted average common shares
    outstanding                           5,066,653        2,985,539        4,081,152        2,881,224
                                       ============     ============     ============     ============



The accompanying notes are an integral part of these interim consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997 AND THE
                 THIRTY-NINE WEEK PERIOD ENDED NOVEMBER 30, 1996
                                   (unaudited)

                                                        Nine Months Ended     Thirty-Nine Weeks Ended
                                                       September 30, 1997        November 30, 1996
                                                       -------------------    -----------------------
        Cash flows from operating activities:
        Net loss                                           $  (534,322)             $  (100,568)
        Adjustments to reconcile net loss
          to net cash used by operating
          activities:

          Depreciation and amortization                        201,279                   69,981
          Allowances for returns and
            doubtful accounts                                  (86,428)                  (7,305)
          Inventory write-downs                                 20,000                   15,822
          Extraordinary item                                   234,149                       --
          Other                                                   (795)                      --
          Changes in operating assets and
            liabilities:
          Accounts receivable                                 (624,782)              (1,014,540)
          Inventories                                         (995,682)                (523,185)
          Income taxes receivable                              (37,522)
          Prepaid expenses and other                           (87,980)                 (58,778)
          Other assets                                          23,618                  (61,501)
          Accounts payable                                     184,954                 (322,372)
          Accrued liabilities                                  151,943                  193,700
          Income taxes payable                                 (25,059)                  26,000
          Customer deposits                                    (17,932)                (219,035)
                                                            ----------               ----------
          Net cash used by operating activities             (1,594,559)              (2,001,781)
                                                            ----------               ----------
        Cash flows from investing activities:
          Purchase of property and equipment                  (118,795)                (208,324)
          Loan to related party                               (126,000)                      --
                                                            ----------               ----------
          Net cash used in investing activities               (244,795)                (208,324)
                                                            ----------               ----------
        Cash flows from financing activities:
          Decrease in book overdraft                                --                  (49,906)
          Decrease in other long term liabilities              (13,237)                      --
          Net proceeds from issuance of
            common stock                                     8,654,898                1,054,503
          Net Proceeds from issuance of
            notes payable                                           --                1,331,757
          Repayment of notes payable                        (1,600,000)
          Repayments on borrowings to
            related parties                                   (178,852)                 (29,049)
          Proceeds from borrowings from
            related parties                                         --                   25,000
          Increase in other long term liabilities                   --                    1,469
                                                            ----------               ----------
        Net cash provided by financing activities            6,862,809                2,333,774
                                                            ----------               ----------
        Net increase in cash and
          cash equivalents                                   5,023,455                  123,669
        Cash and cash equivalents,
          beginning of period                                1,058,836                  666,611
                                                            ----------               ----------
        Cash and cash equivalents,
          end of period                                    $ 6,082,291              $   790,280
                                                            ==========               ==========
        Supplemental cash flow information:
        Interest paid                                      $    92,962
        Income taxes paid                                  $    48,904
        Capital lease obligation incurred                  $        --                    5,997


The accompanying notes are an integral part of these interim consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                September 30,1997


1. General

    The accompanying unaudited interim condensed consolidated financial statements include the accounts of Dental/Medical Diagnostic Systems, Inc. and Subsidiaries (the "Company"). The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the period ended December 31, 1996.


2. Summary of Significant Accounting Policies

   Basis of Presentation

    On February 5, 1997 the Company changed its fiscal year-end from a fiscal year ending on the nearest Saturday to February 28th to a December 31 year end. The accompanying condensed consolidated financial statements reflect the operating results of the Company for the nine month period from January 1, 1997 to September 30, 1997 and the thirty-nine week period ended November 30, 1996.


   Concentration of Credit Risk and Major Customers

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Also, at various times throughout the year, cash balances are maintained in excess of Federally insured limits.


    For the nine month period ended September 30, 1997 and the thirty-nine week period ended November 30, 1996, nine and five respectively of the Company's customers accounted for 26% and 21% of sales, respectively. At September 30, 1997 nine of the Company's customers accounted for approximately 70% of trade accounts receivable.


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


3. Related Party Transactions

    From December 1995 through February 1996, Robert H. Gurevitch, Chairman of the Board and Chief Executive Officer of the Company, and Boston Marketing Company, Ltd. ("Boston Marketing"), an affiliate of Hiroki Umezaki, a former Director of the Company, loaned the Company an aggregate of $377,015. The Promissory Notes evidencing such loans bear interest at 6% per annum and were originally payable within six months. On February 26, 1996, the Company repaid $50,000 to each of Mr. Gurevitch and Boston Marketing. In November 1996, Mr. Gurevitch and Boston Marketing each agreed to extend the term of their respective notes. On May 23, 1997, Boston Marketing was paid the remaining principal balance of $150,000 of its loan plus the accrued interest of $3,526. Mr. Gurevitch was paid $25,000 on July 10, 1997 and $26,850 on October 22, 1997 leaving approximately $47,300 outstanding.


    On May 27, 1997, the Company loaned Dewey Perrigo, Vice President of Sales of the Company, and Andrea Niemiec-Perrigo, an employee of the Company, $126,000 for the purpose of buying a home. The Promissory Notes evidencing such loans bear interest at prime plus .25% (presently 8.75%), and are due and payable on May 27, 1999.


4. Inventories

    Inventories consisted of the following:

                                              SEPT. 30, 1997
                                              --------------
                      Raw materials             $1,118,822
                      Work in progress             668,987
                      Finished goods               701,743
                                                ----------
                      Total                     $2,489,552
                                                ==========

5. Capital Transactions

    On November 27, 1996, the Company raised $1,314,766, net of issuance costs of $285,234, through a private placement of 32 Units to certain accredited investors. Each Unit consisted of a secured promissory note in the principal amount of $50,000 ("Bridge Note") and a warrant to purchase 18,750 shares of Common Stock ("Bridge Warrant") at a purchase price of $2.67 per share. The Notes bore interest at a rate of 10% per annum and the principal and all accrued interest were payable upon the earliest to occur of: (a) May 27, 1998; (b) certain change in control events effecting the Company; (c) a public offering of the Company's securities; or (d) the sale by the Company's Chief Executive Officer of all or substantially all of his holdings of the

    Common Stock. Upon the happening of certain events the holders of the Notes had the right to convert the outstanding balances of their Notes into shares of the Common Stock at a rate of $2.67 per share. The Warrants were first exercisable on November 27, 1997 and expired on November 27, 2002. As a result of the warrants, these notes were discounted by $259,104, which amount was amortized over the term of the notes.

    On May 14, 1997, the Company closed a secondary offering of 2,070,000 shares of common stock and 2,070,000 redeemable common stock purchase warrants. This resulted in gross proceeds of $10,350,000 prior to expenses associated with the offering. Approximately $1,700,000 of the net proceeds were used to repay the Bridge Notes plus accrued interest. The Bridge Notes consisted of secured convertible promissory notes in the aggregate principal amount of $1,600,000 bearing interest at 10% per annum and were payable the earlier of May 27, 1998 or consummation of the offering. Approximately $201,000 was used to repay loans from related parties. The remaining proceeds net of associated expenses will be used for product development, acquisition, joint venture financing, to repay the remaining loans from related parties, and working capital and general corporate purposes.


6. Extraordinary Item

    On May 14, 1997, the Company repaid the $1,600,000 principal amount Bridge Notes in connection with the Company's Offering. An extraordinary charge of $234,149 (net of tax benefit of $143,511) was incurred for the early extinguishment of those notes.



7. Non-Recurring Charge

    On September 17, 1997, the Company repurchased the exclusive distribution rights of its products into the European market from DMD N.V., an independent distributor, for 50,000 shares of common stock. This resulted in a non-recurring charge of $256,250.



8. Income Taxes

    At September 30, 1997, the Company recorded a valuation allowance against its deferred tax assets of approximately $239,000.00 based on its current assessment of operating results and other factors. Although realization is not assured, management believes it is more likely than not that the remaining net deferred tax assets will be realized. Federal and state income taxes were accrued at the statutory rate of 42% for the thirteen and thirty-nine week periods ended November 30, 1996.


Item 2. - Management's Discussion and Analysis or Plan of Operation

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three and nine month periods ended September 30, 1997 and for the thirteen and thirty-nine week periods ended November 30, 1996. Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control. Actual results could differ materially from those projected in the forward looking statements as a result of, among other factors, the factors set forth under the caption "Cautionary Statements and Risk Factors" below.

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

On May 14, 1997, the Company closed an underwritten offering (the "Offering") of 2,070,000 shares of Common Stock, and 2,070,000 Redeemable Common Stock Purchase Warrants, raising gross proceeds of $10,350,000 prior to expenses associated with the Offering. Of these proceeds, $1,700,000 was applied to repay the Bridge Notes issued by the Company in November 1996 and $201,000 was applied to repay loans from related parties.

Results of Operations

For the three and nine month periods ended September 30, 1997 and the thirteen and thirty-nine week periods ended November 30, 1996, net sales totaled $3,505,575 and $2,773,180, respectively, for the quarters and $11,688,838 and $9,558,090, respectively year to date. The Company incurred an operating loss after a non-recurring charge of $256,220 for the quarter ended September 30, 1997, of $622,042 and $117,926, respectively for the quarters and $237,260 and $43,632, respectively year to date. Included in the results of the thirty-nine week period ended November 30, 1996 are sales of approximately $230,800 and an operating loss of approximately $197,000 related to the Company's discontinued dental bur line.

Net sales for the three and nine month periods ended September 30, 1997 were $3,505,575 and $11,688,838, respectively compared to $2,773,180 and $9,558,090, respectively for the thirteen and thirty-nine week periods ended November 30, 1996, or an increase of approximately 26% and 22%, respectively, for the periods. These increases were primarily due to increased international sales volume and increased sales volume of the InTELIinet video systems. The sales in the thirty-nine week period ended November, 1996 were significantly enhanced by an approximate $1,255,000 back order position from inception to the commencement of sales in the period. Back orders on hand as of January 1, 1997 amounted to $65,448 in the aggregate. Sales are comprised primarily of sales of TeliCam Systems and related products.

Cost of sales for the three and nine month periods, ended September 30, 1997 were $2,356,863 or 67% of sales and $7,384,583 or 63% of sales, respectively. For the thirteen and thirty-nine week periods ended November 30, 1996 cost of sales were $1,748,459 or 63% of sales and $5,614,431 or 59% of sales, respectively. Cost of sales increased as a percentage of sales primarily due to the increased international sales that require price discounts on sales, however, this should be partially offset by anticipated reduced warranty and service costs. International sales and anticipated reduced warranty costs on same are subject to a number of risks, including the Company's dependence on third party suppliers for non-defective components and the Company's dependence on foreign distribution. See " Cautionary Statements and Risk Factors - Dependence on Third Party Suppliers and - Reliance on International Sales and Distributors and General Risks on International Operations." Also contributing to the increase in cost of sales was the increase in lower margin InTELInet sales.

Selling, general and administrative expenses totaled $1,359,117 and $4,056,544, respectively for the three and nine month periods ended September 30, 1997, and $1,033,874 and $3,717,217, respectively for the thirteen and thirty-nine week periods ended November 30, 1996. The increase in expense is primarily due to increased sales commissions as a result of the increase in sales volume, increased salary and wages and legal expenses. These expenses are expected to continue to increase as sales volume increases and increased marketing costs are incurred. Partially offsetting these increases for the nine month period ended September 30, 1997 were decreased advertising, show expenses and salaries as a result of discontinuing the dental bur line.

Research and development expenses totaled $155,387 and $228,721, respectively for the three and nine month periods ended September 30, 1997 and $108,773 and $270,074, respectively, for the thirteen and thirty-nine week periods ended November 30, 1996. The decrease year-to-date is the result of phasing out expenditures on TeliCam with the introduction of TeliCam II. However, the Company currently anticipates that research and development expenses will increase significantly for the development of new products as the Company has entered into development agreements for new products. These agreements are expected to cause the Company to expend over $1.3 million in research and development and expense this in the fourth quarter of 1997. See "Cautionary

Statements and Risk Factors - Importance of New Product Development to Growth," and "Cautionary Statements and Risk Factors - Expansion through Undetermined Acquisitions and Joint-Ventures." Increased expenditures on research and development are expected to continue into future periods.

Amortization of debt issuance cost totaled $76,431 for the nine month period ended September 30, 1997 and $15,702 for the thirteen and thirty-nine week periods ended November 30, 1996, and is the result of the cost of the sale of the Bridge Notes, issued in November 1996, being amortized over the term of the Notes. The Company has repaid such debt out of the proceeds of the Offering, and as a result this cost will not continue into future periods.

Interest income totaled $90,285 and $139,250, respectively, for the three and nine month periods ended September 30, 1997, and is the result of investing the net proceeds of the Offering in a short term management account through Comerica Securities. These funds were not available in the prior periods.

Interest expense totaled $4,655 and $136,774, respectively, for the three and nine month periods ended September 30, 1997 and $28,673 and $41,234, respectively, for the thirteen and thirty-nine week periods ended November 30, 1996, and consisted of interest paid on capital lease obligations and interest accrued on the Bridge Notes and notes payable to related parties. The increase year-to-date is primarily due to the Bridge Notes, which were repaid in May 1997 with proceeds of the Offering. As a result, that expense decreased for the quarter and will not continue into future periods.

A non-recurring charge of $256,250 was incurred on September 17, 1997 and was the result of the purchase by the Company of the distribution rights into the European market from DMD N.V., an independent distributor, for 50,000 shares of common stock.

Loss before extraordinary item for the three and nine month periods ended September 30, 1997 totaled $439,575 or $.09 per share and $300,173 or $.07 per share as compared to net loss of $136,301 or $.05 per share and $100,568 or $.04 per share, respectively, for the thirteen and thirty-nine week periods ended November 30, 1996.

Extraordinary loss on early extinguishment of debt totaled $234,149 (net of tax benefit of $143,511) for the nine month period ended September 30, 1997, and is the result of the payment of the $1,600,000 Bridge Notes with the proceeds of the Offering. The amount is comprised of the write-off of unamortized debt issuance cost and the discount to the Bridge Notes that was being amortized over the term of the Notes.

Capital Resources and Liquidity

For the nine month period ended September 30, 1997, the Company used net cash of $1,594,559 in operations. Accounts receivable increased by $624,782 to $1,869,654 at September 30, 1997 primarily due to the level of international sales during the period. Accounts payable and accrued liabilities totaling $1,888,686 at September 30, 1997, increased slightly from $1,720,358 at the prior year-end period. Inventory levels increased $995,682 primarily due to the increased sales volume.

Capital expenditures totaled $118,795 for the nine month period ended September 30, 1997. Approximately $49,000 was for the purchase of an exhibit booth used at dental shows. Cash and cash equivalents on hand at the end of the period was $6,082,291.

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

Based on its current operating plan, the Company anticipates that in addition to the remaining proceeds of the Offering, together with the credit facility, further capital may be required during the next twelve months to satisfy the Company's expected increased working capital and research and development requirements for the new products. The Company is currently exploring alternatives to fulfill these requirements. No assurance can be given that additional financing will be available when needed or that, if available, it will be on terms favorable to the Company or its stockholders. If needed funds are not available, the Company may be required to curtail its operations, which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company's working capital requirements during this period will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations.

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

Quarterly results may be adversely affected in the future by a variety of other factors, including the timing of acquisitions and their related costs, as well as the release of new products and promotions taking place within the quarter. The Company plans to increase expenses to fund greater levels of research and development and to fund investments and acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be adversely affected.

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

Limited Operating History; History of Losses and Accumulated Deficit. While the Company has been in existence since 1981, its operations between 1988 and its acquisition of DMD and BDI in March 1996, were limited to the exploration of acquisition opportunities. Dental/Medical Diagnostic Systems, the division of the Company which designs and markets the Company's TeliCam System, and BDI, a subsidiary of the Company, have only been in operation since October 1995. For the period from inception (October 23, 1995) to March 2, 1996, the Company incurred a net loss of $1,625,213, and for the ten month period ended December 31, 1996, the Company had net income of $137,151. For the nine months ended September 30, 1997 the Company had a net loss after extraordinary item of $534,322. At September 30, 1997, the Company's accumulated deficit was $2,022,385. The ability of the Company to obtain and sustain profitability will depend, in part, upon the successful marketing of existing products and the successful and timely introduction of new products. There can be no assurance that the Company will be able to generate and sustain net sales or profitability in the future.

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

Possible Need for Additional Capital. Although the Company believes that the net proceeds of the Offering, together with the Comerica credit line, existing resources and cash generated from operations, if any, will be sufficient to satisfy the Company's working capital requirements for the next twelve months, there can be no assurance that this will be the case or that these funds will be sufficient to meet the Company's longer-term cash requirements for expansion. To the extent that the funds generated by the Offering together with existing resources, are insufficient to fund the Company's planned activities the Company will need to raise additional funds through bank borrowings, public or private financings, or otherwise. If additional funds are raised through the issuance of equity securities, additional dilution to stockholders may occur. No assurance can be given that additional financing will be available when needed or that, if available, it will be on terms favorable to the Company or its stockholders. If needed funds are not available, the Company may be required to curtail its operations, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

Rapid Expansion of the Company's Business. From inception (October 23, 1995) through September 30, 1997, the Company has experienced rapid and substantial growth in revenues and geographic scope of operations. Any future growth may place a significant strain on management and on the Company's financial resources and information processing systems. The failure to recruit additional staff and key personnel, to have sufficient financial resources, to maintain or upgrade these financial reporting systems, or to respond effectively to difficulties encountered during expansion could have a material adverse effect on the Company's business, operating results and financial condition.

Reliance on International Sales and Distributors and General Risks of International Operations. For the nine-month period ended September 30, 1997, international sales have accounted for approximately 26% of the Company's net sales, and the Company expects that international sales may increase as a percentage of sales in the future. Consequently, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements; fluctuations in the U.S. dollar which could materially adversely affect U.S. dollar revenues; tariffs and other barriers and restrictions; potentially adverse taxes; and the burdens of complying with a variety of international laws and communications standards. The Company's international sales involve potentially longer payment cycles and the Company may experience greater difficulty collecting accounts receivable. The Company currently depends on third party distributors for substantially all of its international sales. At September 30, 1997, nine of the Company's international distributors accounted for 70% of the Company's accounts receivable, and nine of these distributors accounted for approximately $3,100,000 or 26%, of the Company's total sales for the nine-month period ended September 30, 1997. Certain of the Company's third party distributors may also act as resellers for competitors of the Company and could devote greater effort and resources to marketing competitive products. The loss of, or other significant reduction in sales to, certain of these third party distributors could have a material adverse effect on the Company's business and results of operations. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. There can be no assurance that these risks of conducting business internationally will not have a material adverse effect on the Company's business. Further, any failure by the Company to predict or plan for changes in the international arena could have a material adverse effect on the Company's business, operating results and financial condition.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

In September 1997, the Company issued 50,000 shares of Common Stock to DMD N.V., an independent distributor, to repurchase the exclusive distribution rights for the Company's products into the European market. The issuance and sale of these securities was made in reliance on section 4(2) of the Securities Act as a transaction not involving any public offering.

Item 3.  Defaults in Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security-Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

   Exhibit 10.37  DMD N.V. Agreement

   Exhibit 11.1  Statement Regarding Computation of Net Income (Loss) Per Share

   Exhibit 27.1  Financial Data Schedule

   (b) Reports on Form 8-K

   None.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized.

                                  Dental/Medical Diagnostic Systems, Inc.


Dated November 14, 1997           By: /s/ RONALD E. WITTMAN
                                     -------------------------------------------
                                      Ronald E. Wittman
                                      Vice President and Chief Financial Officer