Form 10KSB
period 1997-12-31
DENTAL MEDICAL DIAGNOSTIC SYSTEMS INC
filed 1998-03-31
CIK 738194

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended December 31, 1997.
                           COMMISSION FILE NO.0-12850

                     DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                    DELAWARE                          13-3152648
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

    200 N. Westlake Boulevard, Suite 202, Westlake Village, California, 91362
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (805) 381-2700

                    Securities Registered Pursuant To Section
                           12(b) of the Exchange Act:
                                      None

                    Securities Registered Pursuant To Section
                           12(g) of the Exchange Act:

                 Redeemable Common Stock Purchase Warrants, and
                          Common Stock, $0.01 Par Value
                                (Title of class)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal period ended December 31, 1997 were $16,087,208.

At March 24, 1998, the issuer had 5,115,777 shares of Common Stock, $0.01 par value, issued and outstanding.

The aggregate market value of the outstanding voting and non-voting common equity held by non-affiliates of the issuer computed by reference to the average bid and asked price of such common equity as of March 24, 1998 was $42,022,997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 9-12 of Part III of this Report incorporate by reference portions of the Registrant's definitive Proxy Statement with respect to its 1998 Annual Meeting of Stockholders.

Transitional Small Business Disclosure format:  YES    NO   X
                                                   ---     ---

         When used in this Form 10-KSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various risks and uncertainties, including regional, national and international economic conditions, competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. The risks highlighted herein should not be assumed to be the only things that could affect future performance of the Company.

         The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.



                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.


    Prior History and Activities. Dental/Medical Diagnostic Systems, Inc. ("Company") designs, develops, manufactures and sells high technology dental equipment. The Company was organized in New York in 1981 under the name Edudata Corporation and reincorporated in Delaware in 1983. The Company was initially organized to provide education in the use of personal computers, to market software programs developed by others, and to provide a broad range of advisory services to businesses in conjunction with both computer and non-computer related management issues. From 1988 to early 1996, the Company's operations were limited to exploring opportunities to acquire or to become an operating business.

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

    On October 2, 1997, the Company purchased the assets of S.E.D. Gerant ("S.E.D."), a company organized under the laws of France, for $120,000. As part of this asset purchase, the Company paid an additional $106,850 for development costs associated with S.E.D.'s "Biotron" curing and whitening device products. S.E.D. is a developer and manufacturer of medical and dental devices. The Company purchased the rights to all of the technology and the intellectual property, including patents, developed by S.E.D. including the Biotron products. The Company commenced marketing a curing and whitening device in Europe and internationally incorporating this technology in March of 1998 under the brand name "Apollo 95E." S.E.D. will manufacture the Apollo 95E for the Company pursuant to an oral agreement between the Company and S.E.D. The Company has also entered into a consulting agreement with Dr. Francios Duret, President of S.E.D. Dr. Duret will oversee the manufacture by S.E.D. of the Apollo 95E for sale by the Company into the international marketplace and will develop new products as directed from time to time by the Company.

    On September 17, 1997, the Company issued 50,000 shares of Common Stock to DMD NV, the Company's licensed exclusive distributor of the TeliCam system in Europe, in exchange for termination of DMD NV's exclusive distribution rights in Europe. The closing market price of the Common Stock on the date of issuance was $256,250.

    On February 2, 1988 the Company formed "DMDS, Ltd." a wholly-owned subsidiary created under the laws of the United Kingdom. DMDS, Ltd. will hold the assets acquired from S.E.D. In addition, the Company currently plans to market certain of its new products internationally through DMDS, Ltd.

INDUSTRY OVERVIEW

    The results of a recent study commissioned by the American Dental Association ("ADA") indicate that the number of US dental visits has grown, from 360 million in 1975, to 534 million in 1995; and that the total expenditure for dental care in the US in 1995 was approximately $43.2 billion. According to industry estimates, during 1995 there were approximately 130,000 active dentists serving the United States marketplace in about 100,000 dental practices.

    In 1994, the US dental medical/surgical equipment market was estimated by the ADA to be a $2.5 billion annual industry, with a projected annual growth rate of between 6% and 8%, reaching $3.5 billion annually by the year 2000. The ADA reports that the average annual purchase of dental supplies and equipment in 1995 was approximately $19,000 per dentist. Factors contributing to this growth include the general aging of the population, technological advances, increasing regulatory requirements relating to infection control, and the proliferation of dental insurance coverage. In addition to the domestic market for dental supplies and equipment, the ADA findings indicate that there is a multi-billion dollar annual market for such items in Europe and Asia.

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

        Commitment to Product Development. From inception (October 23, 1995) through December 31, 1997, the Company has devoted approximately $ 2.1 million to product development activities, including approximately $1.2 million in fiscal 1997. The dental market is highly competitive, the Company believes that its focus on new and improved technologies is essential if the Company is to continue to grow and to maintain a competitive position in the marketplace.

        Growth Through Acquisitions and Licensing Agreements. The Company anticipates that it will complement its internal growth, both in number of products and sales, through acquisitions and licensing agreements and a focus on developing and marketing new technologies for the dental practice. The Company believes that acquisitions and licensing agreements present an effective means of obtaining technical personnel and obtaining or expanding technologies, products and markets. The Company continually evaluates opportunities for acquisitions and licensing agreements.

        Expansion of Domestic and International Sales. Although both the domestic and international dental supply markets are highly competitive, the Company believes that the size of these markets provides an excellent opportunity for growth. The Company intends to increase its domestic sales through the planned introduction of new products, such as a composite curing and tooth whitening device and the TeliCam Elite. See "-- Product Development." The Company also hopes to increase its international sales through entry into additional distribution agreements with foreign distributors and the introduction of the Apollo 95E curing and tooth whitening device internationally. The Company intends to capitalize on its experienced management and sales team to increase its domestic and international sales. The Company is developing products incorporating digital x-ray technology for sale in the dental market both domestically and internationally.

PRODUCTS

         Current Products. The Company's primary existing product emphasis is on the manufacture and sale, of an intraoral camera system, known as the "TeliCam II System," and a multi-operatory intraoral camera system, known as the InTELInet, for use in connection with the TeliCam II System. The Company's TeliCam II System was introduced to update its "TeliCam I System." The Company has discontinued marketing its TeliCam I System. The Company is developing an updated version of its intraoral camera system, the "TeliCam Elite" and plans to introduce the updated camera in the second quarter of fiscal year 1998.

         Most traditional intraoral dental cameras consist of: (i) a handpiece, the end of which contains the camera lens and light source; (ii) a camera chip ("CCD chip"), with a camera chip processing unit ("CCU processor"), which interprets the camera's video signals; (iii) video and light source cables which connect the handpiece to the CCU processor, and (iv) an external capture device, such as a video recorder or printer so that the dentist and patient can view the video image. The primary distinguishing feature of the TeliCam System is its ability to capture and "freeze" video images and display multiple images simultaneously without an external capture device. The heart of the TeliCam II System's image capture capabilities is the Teli CCU processor which is incorporated therein. The Teli CCU processor, which was designed specifically for intraoral dental camera use, has a built-in image capturing mechanism or "frame grabber" computer chip. This gives the dental professional the ability to capture from one to four images with the touch of a button on the handpiece or the use of a foot pedal, and eliminates the need for network installation and the hardwiring of external capture devices. Additionally, the Teli CCU processor's frame grabber incorporates an automatic light intensity control which eliminates reflection and glare from the fiberoptic illumination for clearer video images. The Company has exclusive world-wide rights to market the Teli CCU processor to the dental market.

         Another feature of the TeliCam II System is its 1/3 inch camera with near-focus capabilities as close as two millimeters and magnification capabilities of up to 120 times the actual image, all available without the necessity of changing lenses. The Company believes that this functionality is only available in significantly more expensive competing models. Additionally, the TeliCam System features an ergonomically designed, easy-to-use monocoil cable, which connects the camera's handpiece to the CCU processor. To the extent permanent images may be required by insurance companies, auxiliary printing systems are available from the Company.

         The TeliCam II System displays close-up color video images of dental patients' teeth and gums. These TeliCam images assist dentists in displaying dental health and hygiene problems to patients and, as a result of such display, promote patient acceptance of treatment plans. The TeliCam II System offers dentists the ability to capture and display multiple video images without an expensive external capture device such as a video cassette recorder or color printer, thereby providing a low-cost alternative to the more expensive traditional intraoral dental camera systems. For this reason, the Company believes that the TeliCam II System should be particularly attractive to the overseas market because printed copies of dental images are not generally required by foreign insurance companies. The Company commenced shipments of TeliCam I Systems to customers in February 1996, and TeliCam II Systems in the second quarter of 1997. Through December 31, 1997, the Company had sold 4,511 TeliCam I and TeliCam II Systems to dentists throughout the United States, as well as to several dental schools, and 2,406 TeliCam I and II Systems internationally. See "Cautionary Statements and Risk Factors -- Substantial Dependence on Third Parties -- Suppliers."

         The Company believes that the market for intraoral cameras is a maturing market where the Company will encounter increasing price competition; potential revenue growth will in the future be dependent upon the ability of the Company to add incremental technological improvements and/or reduce pricing.

         In November 1996, the Company introduced its InTELInet Video Monitoring System ("InTELInet") which generally includes two TeliCam systems, a printer, a video-cassette monitor, cabling and installation. InTELInet creates a video-electronic information link between the different operatories of the dental office. InTELInet is different from most other intra-office networking systems known to the Company in that it enables simultaneous use of two or more intraoral cameras, which allows dentists and their staffs to conduct more than one patient examination at a time using two or more intraoral cameras simultaneously. InTELInet is thus designed to be a cost-effective solution to the problems generally associated with standard networking of various intraoral cameras in multiple operatories within a single dental practice. With most traditional intraoral camera networks, each camera must be wired to a centralized printer or other storage device in order to capture and store the desired image, which must then be relayed back to the camera's monitor for viewing the image, and back to the printer for ultimate printout. These requirements result in substantial and expensive wiring. As a result, most competing systems require a separate color video printer or other image storage device to capture the video images from each intraoral camera that is in use. The color printer or other image storage device is typically the second most expensive element of an intraoral camera systems. Also, most competing intraoral cameras require networking implementations which do not permit the simultaneous use of multiple cameras unless a costly printer is attached to each camera. Consequently, this traditional type of network requires the dental practice to make a significant expenditure for cabling and installation and on-site printers in every operatory. Because the TeliCam has its own microprocessor video capture device built in, its design facilitates the need for only one central video printer regardless of the number of cameras being used at the same time. The InTELInet requires significantly less cabling and eliminates the need for purchasing multiple printers because of the built-in image capture capabilities of the TeliCam System. The Company emphasizes the savings to dental practices and the ease of use of the InTELInet in its marketing campaigns. The InTELInet is being marketed by the Company only in the US due to the general absence of multiple operatory practices outside of the United States. The InTELInet facilitates simple network expansion and is only compatible with intraoral dental cameras marketed by the Company. While there can be no assurance that digital x-ray technology will be developed, the Company has designed the InTELInet system to be compatible with the digital x-ray technology the Company is currently developing with Suni Imaging Microsystems, Inc. See "--Product Development." From the time of its first introduction in late November 1996, through December 31, 1997, 385 InTELInet multiple operatory networking systems have been sold by the Company.

         Product Development. Consistent with the Company's strategy, the Company's intends to grow and expand through new product development and introduction and by updating its current products to respond to competitive pressures. The Company anticipates introducing several new and enhanced products in fiscal 1998.

         The Company is currently completing the development of its TeliCam Elite intraoral camera. This system, designed for the medium-priced dental market, is distinguished from the Company's current TeliCam II System by features such as increased portability, expanded memory, a wall mount capability, an automatic on/off built into the mouth piece, extended life of the lamp, and aesthetic modifications. The TeliCam Elite, when introduced, may also be used with the InTELInet network. The Company plans to introduce the TeliCam Elite in the second fiscal quarter of 1998. No assurances can be given that the TeliCam Elite will achieve market success.

         The Company has signed an exclusive distribution agreement with Ion Laser Technology, Inc. ("ILT") for the rights to distribute ILT's composite curing and whitening system to the dental market in the US and Canada. The Company is currently working with ILT to produce a device that meets the Company's specifications. As of March 27, 1998, no devices had yet been shipped by ILT which met the Company's specifications. While the Company believes an acceptable device will be developed, no assurance can be given that ILT will be able to produce a device which meets the Company's specifications or will otherwise be able to meet the Company's manufacturing requirements. If the device is successfully developed, the Company will market the device as the "Apollo 9500(TM)." ILT has retained the right to market its own tooth whitening system, which uses the same high power non-laser light incorporated into the Company's Apollo 9500. The Apollo 9500 utilizes a high energy, high pressure ionized gas in the presence of an electrical current to create a laser-type light to effect teeth whitening. The Company believes that the teeth whitening system can produce faster results at a lower cost than currently available teeth whitening systems. Currently, the leading laser system for teeth whitening in the dental office requires more than two hours of the dentist's time. Based on initial testing, the Company believes the Apollo 9500 will whiten teeth in a dentist's office in less than one hour. The Apollo 9500 procedure can be performed by a dental hygienist or assistant instead of the dentist. The procedure involves the compatibility of the light source with catalytic chemicals to produce effective and rapid teeth whitening. The Apollo 9500 also functions as a curing system for curing composites, adhesives and sealants used in dental bonding and repair. Currently available light curing systems can achieve similar curing results to those produced by the Apollo 9500.
However, those light systems take substantially longer to achieve the same curing result. The Company will also market the chemical composite and whitening materials supplied by ILT to be used with this product. See "Cautionary Statements and Risk Factors -- Substantial Dependence on Third Parties -- Distribution and Licensing Relationships."


         The Company has entered into an agreement with Suni Imaging Microsystems, Inc. ("Suni") to develop digital x-ray technology for incorporation into systems for the dental market. The Company has obtained exclusive rights to market products to the dental market incorporating certain digital x-ray technology developed by Suni. Suni will retain the rights to developed microchip technology underlying the x-ray system it develops for the Company. Digital x-ray systems, including those currently on the market, reduce radiation exposure compared to conventional x-ray systems and allow dentists to view x-ray images in real-time without the time-consuming process of film development and eliminate the need to use and dispose of chemicals required to develop conventional x-ray film. This technology, if successfully developed for the Company by Suni, would provide improved image quality and a more comfortable sensor for the patient at a lower price point than competitive systems. Digital x-ray systems, including those currently on the market, reduce radiation exposure compared to conventional x-ray systems and allow dentists to view x-ray images in real-time without the time-consuming process of film development and eliminate the need to use and dispose of chemicals required to develop conventional x-ray film. This technology also is designed to allow database storage and recall of images for comparison purposes. The development of the technology will be done by Suni and funded by the Company. No assurance can be given that digital x-ray technology will be successfully developed, or if the technology is developed, that the Company will be able to commercially exploit it. Additionally, the Company believes that any products it may develop incorporating the digital x-ray technology will require FDA approval prior to marketing, and as a consequence, the timing of the domestic introduction of such product is uncertain. The Company will determine whether or not to proceed with the marketing of such product based upon the results of the development.

         The Company introduced a curing and whitening device, the Apollo 95E, in March of 1998 to markets outside of the US and Canada. The Company has entered into a consulting agreement with Dr. Francois Duret, president of S.E.D. S.E.D. will manufacture the Apollo 95E for the Company pursuant to an oral agreement between the Company and S.E.D. Dr. Duret will oversee manufacture of the 95E product for the Company by S.E.D., and will render consulting and research services to the Company, including obtaining regulatory approval of any new version of the Company's Apollo 95E products. The Company believes that the Apollo 95E produces faster results than products currently available in that market place. This product is designed to cure composite material in three seconds or less, and to produce teeth whitening in a dental operatory in less than one hour. The Company will also market the chemical composite and whitening materials to be used with both these products. See "Cautionary Statements and Risk Factors -- Substantial Dependence on Third Parties -- Suppliers."

         The Company expended $1,213,766 and $322,467 for research and development of its products for the twelve months ended December 31, 1997 and from March 2, 1996 to December 31, 1996, respectively.

MANUFACTURING AND COMPONENT PARTS

         The Company assembles and tests the TeliCam II System, as well as develops new products, at its facility located in Irvine, California. With the exception of the camera's CCU processor, the Company believes that there are multiple sources from which it may purchase the components of the TeliCam System. The Company anticipates that it will obtain the CCU processor component of the TeliCam System from a single source. Although the Company believes it will be able to negotiate satisfactory alternative supply arrangements, failure to do so may have a material adverse effect on the Company. Furthermore, there can be no assurance that suppliers will dedicate sufficient production capacity to satisfy the Company's requirements within scheduled delivery times or at all. Failure or delay by the Company's suppliers in fulfilling its anticipated needs may adversely affect the Company's ability to market the TeliCam System.

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

         Under the Company's development and distribution agreement with ILT, ILT will manufacture ILT's composite curing and teeth whitening system for the Company, which the Company will market as the Apollo 9500. The Company will also market the chemical composite and whitening materials supplied by ILT to be used exclusively with this product. The Company is currently working with ILT to produce a device that meets the Company's specifications. As of March 27, 1998, no devices had yet been shipped by ILT which met the Company's specifications. While the Company believes an acceptable device will be developed, no assurance can be given that

ILT will be able to produce a device which meets the Company's specifications or will be able to meet the Company's manufacturing requirements. If ILT is unable to deliver a product which meets the Company's specifications, or is otherwise unable to perform its obligations, the Company intends to introduce its Apollo 95E product for sale into the US and Canadian markets. The Company believes that it would experience a four to six month delay in shipments while it obtained regulatory approval of its Apollo 95E product for sale in the US and Canada. See "-- Government Regulation." If the contract with ILT is otherwise terminated, or if for some reason the Apollo 95E cannot be introduced, the Company believes that it would experience significant delays in its ability to market whitening and curing devices. In the event the Company is unable to obtain alternate sources of supply to replace this planned product line, the Company's operations may be materially adversely effected. See "Cautionary Statements and Risk Factors -- Substantial Dependence on Third Parties -- Distribution and Licensing Relationships."

         The Company's Apollo 95E product will be initially manufactured in France for the Company under an oral agreement with S.E.D. If S.E.D. is unable to meet the Company's requirements, Management believes that alternative manufacturing sources for its Apollo 95E product could be obtained rapidly, on comparable terms without causing significant delays in production or shipment. In the event the Company is unable, however, to quickly obtain an alternate manufacturing source, this could have an adverse effect on the Company's operations.

BACKLOG

         The Company generally does not operate with significant order backlog and a substantial portion of its revenues in any quarter is derived from orders booked in that quarter.

MARKETING AND SALES

         US Sales and Distribution. The Company's domestic sales are made by four full-time employees who are based at corporate headquarters, and a national field force of independent sales representatives under the supervision of 14 independent Regional Managers. The Company's full time sales employees are generally experienced in the business of marketing and distribution of intraoral cameras to the dental industry. The Company markets its products through direct mail solicitations, professional publications advertising, and attendance at dental conferences. During 1997 and 1996 the Company ran advertisements in various publications for the dental industry on a monthly basis and attended in excess of 70 dental conferences and trade shows in 1996 and in excess of 75 dental conferences and trade shows in 1997. In addition, the Company has sold TeliCam Systems to five dental schools including the University of Chicago, Tufts University and the University of Louisville. The Company believes that these and anticipated future dental school sales will generate additional interest in, as well as familiarity with, the Company's products at the initial stages of a dental professional's career. In the US dental marketplace, the Company's marketing campaign has focused on the advantages of the intra-office networking capabilities and the significantly lower price of the TeliCam System. The Company plans to distribute the Apollo 9500, and products it is currently developing such as the TeliCam Elite and any product incorporating digital x-ray technology through its existing distribution network.

         International Sales and Distribution. In the international market, the Company sells the TeliCam System through independent dealers and distributors. Presently, the Company has nine contracts with independent distributors, which agreements cover key international markets including, the Middle East, the Far East, Russia, Australia, Canada and South America. On September 17, 1997 the Company repurchased distribution rights for its products in the European market from an independent distributor for 50,000 shares of its Common Stock. The Company's international distributors provide important support, including customer support and product service, to customers in each of their respective countries. The Company had an agreement with Hiroki Umezaki, a former officer, director and principal stockholder of the Company, pursuant to which he was to receive a 15% commission on all sales made by the Company in Asia, except Japan, in which his commission was to be 12%. This agreement has been amended to provide that Mr. Umezaki shall receive a 12% commission on sales made in Japan only. This oral agreement is currently being documented with these changed terms and the Company believes that the new agreement will be signed with the new terms as described above. Furthermore, Olympus Camera Company of Japan ("Olympus") has commenced purchases and has signed a letter of intent with the Company relating to Olympus becoming the exclusive distributor of the TeliCam System in Japan. The Company is continuing to negotiate with Olympus; however, no assurance can be given that the parties will enter into a distribution agreement. The Company's international sales, which commenced in April 1996, aggregated approximately $6,100,000 through December 31, 1997. Since printed copies of dental images are not generally required by foreign insurance companies, the Company believes that the TeliCam System Frame-grabber image capturing mechanism, which enables dental professionals to avoid the costs of external capture devices, and their requisite networking demands, makes the TeliCam System particularly attractive in international markets. The Company currently does not intend to market the InTELInet network outside the United States. The Company plans to market the Apollo 95E through its wholly-owned subsidiary, DMDS, Ltd. and through its existing network of international distributors.

TRAINING, CUSTOMER SUPPORT AND PRODUCT SERVICE

    Management believes that operating the Company's TeliCam System Products requires very little training. Nevertheless, as part of the Company's customer service program, the sales representative or international distributor responsible for the sale of the TeliCam System schedules an installation and training appointment when the system is delivered. In addition, the Company provides a TeliCam System operating manual to its customers which provides answers to frequently asked questions about the product's operations. The Company's technical support personnel, and internationally, the support personnel of the Company's distributors, are also available to answer customers telephone inquiries during normal business hours. All TeliCam Systems come with a one-year complete parts and labor warranty and extended warranties are also available. InTELInet installation and maintenance is provided through independent installers retained by the Company. Customer support for the TeliCam Elite will be provided by the existing TeliCam System support system. The Company is currently developing a program for training, customer support and service for the products it hopes to introduce in 1998.


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

    Certain technology incorporated into the Company's Apollo 9500 system is protected by patents owned by ILT. The Company has an exclusive right to distribute the Apollo 9500 curing and whitening system in the US and in Canada. ILT has retained the right to market its own tooth whitening system in the US and Canada that incorporates the same high power non-laser light technology as is incorporated into the Company's Apollo 9500. As part of the asset purchase from S.E.D., the Company purchased the technology rights, including patent rights, to certain technology incorporated into its Apollo 95E product. See "Cautionary Statements and Risk Factors -- Substantial Dependence on Third Parties."

    The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company's proprietary technology for the TeliCam is not protected by any patents. Consequently, the Company relies primarily on trademark, trade secret and copyright laws to protect this technology. Also, the Company has implemented a policy that all employees and third-party developers sign nondisclosure agreements. However, there can be no assurance that such precautions will provide meaningful protection from competition or that competitors will not be able to develop similar or superior technology independently. Also, the Company has no license agreements with the end users of its TeliCams, so it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or otherwise obtain and use information that the Company regards as proprietary. If litigation is necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition. Ultimately, the Company may be unable, for financial or other reasons, to enforce its rights under intellectual property laws. In addition, the laws of certain countries in which the Company's products are or may be distributed may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

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

         Over time, the FDA has adopted classification regulations for certain medical devices and has designated some of these devices as Class I, while exempting certain of them from the 510(k) Notification requirements. The dental burs sold by the Company's BDI subsidiary have been classified by the FDA as Class I devices and are exempt from the 510(k) Premarket Notification requirements. They are not exempt from GMP, medical device reporting, labeling and other regulatory requirements. The Company has decided to discontinue its dental bur business. In December 1997 the Company was notified by the staff of the FDA that in the FDA's view a 510(K) will be required on all intraoral cameras sold in the United States including the Company's TeliCam product. The staff of the FDA also orally confirmed that the Company may continue to sell the TeliCam domestically and internationally pending clearance of the product. Although the Company believes that the marketing and sales of the TeliCam intraoral dental camera does not require filing or clearance of a 510(K) Notification and would vigorously challenge any enforcement action based upon such a contention, the Company has determined to promptly comply with the staff's direction since there will be no negative affect on the sales or operations of the Company. The Company and its regulatory experts believe that the obtaining of the 510(K) Notification for the camera will be a relatively easy process and should be completed in the next two to three months.

         The Company believes that it will be required to obtain FDA approval or clearance prior to introduction of any digital x-ray products, if such products are, in fact, developed. ILT has obtained 510(K) approval of the curing and whitening device the Company will market as the Apollo 9500. If ILT is unable to perform its obligations to deliver a curing and whitening device to the Company which meets the Company's specifications, the Company believes it would be required to obtain FDA approval or clearance prior to introduction of its Apollo 95E product, or an alternative product, for sale in the US.

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

         Generally, if the Company is in compliance with FDA and California regulations, it may market its devices in other states in the United States. International sales of medical devices are also subject to the regulatory requirements of each country, and in Europe, the regulations of the European Union. The Company has obtained applicable regulatory approval of its Apollo 95E product for sale in the European Common Market. The regulatory review process varies from country to country. The Company, in general, will rely upon its distributors and sales representatives in the foreign countries in which it markets its products to ensure that the Company compiles with the regulatory laws of such countries. The Company believes that its international sales to date have been in compliance with the laws of the foreign countries in which it has made sales. Failure to comply with the laws of such country could have a material adverse effect on the Company's operations and, at the very least, could prevent the Company from continuing to sell products in such countries. Exports of Class I and Class II medical devices are also subject to certain limited FDA regulatory controls.

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

COMPETITION

         The distribution and manufacture of dental supplies and equipment is intensely competitive. For example, there are at least twelve companies offering intraoral camera systems which are competitive with the TeliCam System. The Company's dental curing and whitening device products, if such products are introduced, will face competition from existing curing and whitening systems, including laser systems, and including a tooth whitening system marketed by ILT. Many of the Company's competitors have greater financial and other resources than the Company, and, consequently, such entities may be able to develop, manufacture, market and/or distribute systems which are functionally similar or superior to the Company's products. Moreover, significant price reductions by the Company's competitors could result in a similar reduction in the Company's prices. Any of these competitive pressures may have a material adverse effect on operating results.

         In the United States, the Company competes with other companies that sell dental products, distributors and several major manufacturers of dental products, primarily on the basis of price, customer service and value-added services and products. The Company's principal domestic competitors for the TeliCam System are Patterson Dental Co., Henry Schein, Inc., Dentsply and Ultrak.

The Company also faces competition in its international markets, where the Company competes on the basis of price and product quality against the same dental product distributors and manufacturers.

EMPLOYEES

    At February 8, 1998, the Company had 57 full-time employees. Of these employees, 23 were involved in production, 5 were in customer service, 20 were in administration, 4 were engaged in sales and marketing, and 5 were involved in engineering and research and development. The Company believes it has a good relationship with its employees and none of its employees are represented by a collective bargaining agreement.


ITEM 2.  DESCRIPTION OF PROPERTIES.

    The corporate headquarters and principal offices of the Company are located in Westlake Village, California, consisting of approximately 3,900 square feet space under a lease that expires on November 14, 2000 ("Office Lease"). The Office Lease provides for aggregate minimum monthly rental payments of approximately $6,200. Further, under a lease that expires on November 1, 1998, the Company has approximately 5,700 square feet of space in a building in Irvine, California, where it previously manufactured and distributed the TeliCam System and conducted research and development activities. The rental payment under this plant lease is approximately $5,310 per month. The Company is presently trying to sub-lease this facility. The Company now leases a larger facility in Irvine of approximately 12,000 square feet, under a lease that expires in November 1998 at a rental payment of $ 6,750 per month to perform these functions. All leases require the Company to pay taxes, maintenance fees, insurance, and periodic rent increases based on a published price index. The Company does not presently own, and does not have any current plans to invest in any interests in real property other than through its leases.


ITEM 3.  LEGAL PROCEEDINGS.

    The Company is not involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Common Stock and Redeemable Common Stock Purchase Warrants are currently traded on the NASDAQ SmallCap Market under the symbols "DMDS" and "DMDSW," respectively, and on the Boston Stock Exchange under the symbols "DMD" and "DMDW," respectively. Prior to May 9, 1997 the Common Stock was quoted on the OTC Bulletin Board. The following table sets forth the range of the high and low bid quotations of the Common Stock on the OTC Bulletin Board for 1996, and the NASDAQ SmallCap Market for 1997 as reported by NASDAQ Trading and Market Services. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

                                                                   1997 REDEEMABLE COMMON
                                                  1997 STOCK       STOCK PURCHASE WARRANTS     1997 STOCK
                                                 HIGH      LOW        HIGH       LOW        HIGH       LOW
                                                 ----      ---        ----       ---        ----       ---
      PERIOD ENDED
March 31, 1997  and June 30, 1996               $4.8       $3.1       $-         $-         $5.8       $ .9
June 30, 1997 and August 31, 1996                7.1        4.1        3.9        3.7        5.4        3.6
September 30, 1997 and  November 30, 1996        6.6        5.4        2.7        2.5        5.8        3.6
December 31, 1997 and 1996                       9.5        5.9        4.0        3.8        5.6        4.3

On March 4, 1998, the high bid and low ask prices were $7.50 and $6.938, respectively for the Common Stock and $3.75 and $3.375, respectively, for the Redeemable Common Stock Purchase Warrants. As of March 4, 1998, there were 62 stockholders of record and approximately 1,324 beneficial holders of the Common Stock, and 29 stockholders of record and approximately 442 beneficial holders of the Redeemable Common Stock Purchase Warrants.

                                 DIVIDEND POLICY

The Company has not paid any cash dividends on the Common Stock since its inception and does not intend to pay any dividends on the Common Stock in the foreseeable future. The payment of any dividends in the future will depend on the evaluation by the Company's Board of Directors of such Factors as it deems relevant at the time and restrictions imposed by the terms of the Company's debt obligations. The Company bank financing agreements and the purchase agreement entered into in connection with the Debt Placement impose restrictions on any payment of dividends. The Board of Directors believe that all the Company's earnings, if any, should be retained for the development of the Company's business.

                                  RECENT SALES

         On September 17, 1997 the Company issued 50,000 shares of its Common Stock to DMD NV, a distributor of the Company's TeliCam system in Europe, in exchange for cancellation of DMD NV's rights to distribute the TeliCam System in Europe. The transaction was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated under the Act. The shares of Common Stock given to DMD NV in exchange for its distribution rights had an aggregate value, based on the closing market price on the date of issuance, of approximately $256,250. A registration statement on Form S-3 with respect to the shares was filed by the Company in January of 1998.

         On March 3, 1998, the Company entered into an agreement with accredited investors and institutional purchasers for the private placement (the "Debt Placement") of its 12% Senior Subordinated Notes due 1999 (the "Notes") and 450,000 warrants (the "Warrants"). The Debt Placement was consummated on March 19, 1998. The Debt Placement was exempt from Registration under Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act. The Warrants are
(i) exerciseable commencing on May 15, 1998, and for five years thereafter for the purchase of one share of Common Stock per Warrant (the "Warrant Shares"); and (ii) at an exercise price of $5.812 per share. The Company has agreed to file a registration statement with respect to the Warrant Shares within 45 days of the date the Warrants were issued. The Notes (i) bear interest at a rate of 12% per annum payable semi-annually; (ii) mature on the first anniversary of the date of issuance; and (iii) may be repaid by the Company prior to maturity at one hundred and two (102%) percent of the amount of the unpaid principal plus the interest due as of the date of repayment. If the Notes are unpaid at maturity, each Note holder has the option to convert the outstanding principal and interest then due on such Note into Common Stock of the Company (the "Conversion Shares") at a conversion price equal to eighty (80%) percent of the average of the five lowest closing bid prices for the twenty consecutive trading days prior to the date of conversion. The unpaid principal and interest then due on the Notes is convertible into a maximum aggregate amount of 500,000 shares of Common Stock. Depending on the stock price at the time of conversion, more than 500,000 shares of Common Stock may be required to permit conversion of one hundred (100%) percent of the unpaid principal and interest then due on the Notes into Common Stock. The Company has agreed to present a proposal to its stockholders at the next annual meeting of its stockholders to approve issuance of a sufficient number of shares of Common Stock to permit conversion upon default of one hundred (100%) percent of the unpaid principal and interest then due on all of the outstanding Notes to Common Stock. The Company has agreed to file a registration statement with respect to any Conversion Shares within 45 days of the date the Notes mature, if the Notes are then unpaid. The Company intends to use the proceeds of the Debt Placement of approximately $4.2 million, net of commissions and costs, to launch its Apollo 9500 and Apollo 95E products, for product development and for other working capital purposes.


                           USE OF PROCEEDS OF OFFERING

         On May 14, 1997, the Company closed a secondary offering (the "Offering") of 2,070,000 shares of Common Stock. Each share of Common Stock included one redeemable warrant (the "Redeemable Common Stock Purchase Warrants") to purchase one share of common stock at a purchase price of $5.00. The Offering resulted in gross proceeds of $10,350,000, less expenses of approximately $1,819,628 for net proceeds of approximately $8,530,372. Approximately $1,600,000 of the net proceeds were used to repay the principal on the Bridge Notes and an additional $100,000 was used to pay off accrued interest. The Bridge Notes consisted of secured convertible promissory notes in the aggregate principal amount of $1,600,000 bearing interest at 10% per annum and were payable the earlier of May 27, 1998 or consummation of the Offering. Approximately $224,000 was used to repay loans from related parties. Of the remaining proceeds net of associated expenses, at December 31, 1997, approximately $2,937,000 had been used for product development, acquisition, working capital and general corporate purposes.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         The following discussion and analysis should be read together with the Consolidated Financial Statements of the Company and notes thereto incorporated elsewhere in this Form 10KSB.

INTRODUCTION

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the twelve and ten month periods ended December 31, 1997 and December 31, 1996. Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control. Actual results could differ materially from those projected in the forward looking statements as a result of, among other factors, the factors set forth under the caption "Cautionary Statements and Risk Factors" below.

         Dental Medical Diagnostic Systems, Inc. ("Company") designs, develops, manufactures and sells high technology dental equipment. The Company was organized in New York in 1981 under the name Edudata Corporation and reincorporated in Delaware in 1983. The Company was initially organized to provide education in the use of personal computers, to market software programs developed by others, and to provide a broad range of advisory services to businesses in conjunction with both computer and non-computer related management issues. From 1988 to early 1996, the Company's operations were limited to exploring opportunities to acquire or to become an operating business.

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

         On November 27, 1996, the Company raised $1,314,766, net of issuance costs of $285,234, through a private placement of 32 Units to certain accredited investors. Each Unit consisted of a secured promissory note in the principal amount of $50,000 (a "Bridge Note") and a warrant (a "Bridge Warrant") to purchase 18,750 shares of Common Stock at a purchase price of $2.67 per share. The Bridge Notes accrued interest at a rate of 10% per annum and the principal and all accrued interest were repaid by the Company from the proceeds of the Company's May 1997 Offering. As a result of the Bridge Warrant issuance, the Bridge Notes were discounted by $259,103, which amount was amortized over the term of the Bridge Notes. The Bridge Warrants were converted into 1,600,000 Redeemable Common Stock Purchase Warrants upon closing of the Company's Offering on May 14, 1997.

         On January 13, 1997 the Company changed its name from Edudata Corporation to Dental/Medical Diagnostics Systems, Inc. On February 5, 1997, the Company changed its fiscal year end from a fiscal year ending on the nearest Saturday to February 28th to a December 31 fiscal year end. On January 13, 1997 the Company effected a one-for-2.197317574 reverse stock split and on March 24, 1997 the Company's stockholders approved an additional one-for-1.33333333 reverse stock split. All information in this Report has been adjusted to reflect both stock splits.

         On May 14, 1997, the Company closed a secondary offering (the "Offering") of 2,070,000 shares of Common Stock. Each share of Common Stock included one redeemable warrant (the "Redeemable Common Stock Purchase Warrants") to purchase one share of common stock at a purchase price of $5.00. The Offering resulted in gross proceeds of $10,350,000, less expenses of approximately $1,819,628 for net proceeds of approximately $8,530,372. Approximately $1,600,000 of the net proceeds were used to repay the principal on the Bridge Notes and an additional $100,000 was used to pay off accrued interest. The Bridge Notes consisted of secured convertible promissory notes in the aggregate principal amount of $1,600,000 bearing interest at 10% per annum and were payable the earlier of May 27, 1998 or consummation of the Offering. Approximately $224,000 was used to repay loans from related parties. The remaining proceeds net of associated expenses have or will be used for product development, acquisition, and to repay the remaining loans from related parties, and working capital and general corporate purposes.

         On October 2, 1997, the Company purchased the assets of S.E.D. Gerant ("S.E.D."), a company organized under the laws of France, for $120,000. As part of this asset purchase, the Company paid an additional $106,850 for development costs associated with S.E.D.'s "Biotron" curing and whitening device product. S.E.D. is a developer and manufacturer of medical and dental devices. The Company purchased the rights to all of the technology and the intellectual property, including patents, developed by S.E.D. The Company anticipates that it will commence marketing a curing and whitening device in Europe and internationally incorporating this technology during the second fiscal quarter of 1998 under the brand name "Apollo 95E." S.E.D. will manufacture the Apollo 95E for the Company pursuant to an oral agreement between the Company and S.E.D. The Company has also entered into a consulting agreement with Dr. Francois Duret, the president of S.E.D. Dr. Duret will oversee the manufacture of the Apollo 95E for sale by the Company into the international marketplace and will develop new products as directed by the Company.

         On September 17, 1997, the Company issued 50,000 shares of Common Stock to DMD NV, the Company's licensed exclusive distributor of the TeliCam system in Europe, in exchange for termination of DMD NV's exclusive rights. The Common Stock had an aggregate value, based on the closing market price on the date of issuance, of $256,250.

         On February 2, 1988 the Company formed "DMDS, Ltd." a wholly-owned subsidiary created under the laws of the United Kingdom. DMDS, Ltd. will hold the assets acquired from S.E.D. In addition, the Company currently plans to market certain of its new products internationally through DMDS, Ltd.

         On March 2, 1998, the Company entered into an agreement with accredited investors and institutional purchasers for the private placement (the "Debt Placement") of its 12% Senior Subordinated Notes due 1999 (the "Notes") and 450,000 warrants (the "1998 Warrants"). The Debt Placement was consummated on March 19, 1998. The 1998 Warrants are (i) exercisable commencing on May 15, 1998, and for five years thereafter for the purchase of one share of Common Stock per Warrant; and (ii) at an exercise price of $5.812 per share. The Notes
(i) bear interest payable semi-annually at a rate of 12% per annum; (ii) mature on the first anniversary of the date of issuance; and (iii) may be repaid by the Company prior to maturity at one hundred and two (102%) percent of the amount of the unpaid principal plus interest due as of the date of repayment. If the Notes are unpaid at maturity, each Note holder has the option to convert the outstanding principal and interest then due on such Note into Common Stock of the Company (the "Conversion Shares") at a conversion price equal to eighty (80%) percent of the average of the five lowest closing bid prices for the twenty consecutive trading days prior to the date of conversion. The unpaid principal and interest then due on the Notes is convertible into a maximum aggregate amount of 500,000 shares of Common Stock. Depending on the stock price at the time of conversion, more than 500,000 shares of common stock may be required to permit conversion of one hundred (100%) percent of the unpaid principal and interest then due on the Notes into Common Stock. The Company has agreed to present a proposal to its stockholders at the next annual meeting of its stockholders to approve issuance of a sufficient number of shares of Common Stock to permit conversion upon default of one hundred (100%) percent of the unpaid principal and interest then due on all of the outstanding Notes to Common Stock.

Results of Operations

         For the twelve and ten month periods ended December 31, 1997 and December 31, 1996 net sales totaled $16,087,208 and $11,673,102 respectively. The Company incurred an operating loss of $1,648,080 for the twelve months ended December 31, 1997, and operating income of $304,435 for the ten months ended December 31, 1996. Included in the results of the year ended December 31, 1997 and the ten month period ended December 31, 1996 are sales of approximately $35,500 and $235,000, and an operating loss of approximately $15,500 and $196,000 respectively, related to the Company's discontinued dental bur line.

         Net sales for the twelve and ten month periods ended December 31, 1997 and December 31, 1996 were $16,087,208 and $11,673,102, respectively or an increase of approximately 38% for the period. This increase is primarily due to the two month longer period, increased international sales volume and increased sales volume of the InTELIinet video systems. The sales in the ten month period ended 1996 were significantly enhanced by an approximate $1,255,000 back order position from inception to the commencement of sales in the period. Back orders on hand as of January 1, 1997 amounted to $65,448 in the aggregate. Sales are comprised primarily of sales of TeliCam Systems and related products.

         Cost of sales for the twelve and ten month periods, ended December 31, 1997 and December 31, 1996 were $10,234,206 or 64% of sales and $6,685,464 or
57% of sales, respectively. Cost of sales increased as a percentage of sales primarily due to the increased international sales that require price discounts on sales, partially offset by anticipated reduced warranty and service costs. International sales and anticipated reduced warranty costs on same are subject to a number of risks, including the Company's dependence on third party suppliers for non-defective components and the Company's dependence on foreign distribution. See "Cautionary Statements and Risk Factors -- Substantial Dependence on Third Parties," and " -- Reliance on International Sales and Distributors and General Risks of International Operations." Also contributing to the increase in cost of sales was the increase in lower margin InTELInet sales.

         Selling, general and administrative expenses totaled $6,031,066 and $4,360,736, respectively for the twelve and ten month periods ended December 31, 1997, and December 31, 1996, respectively. The increase in expense is primarily due to the two addition months included in the period, increased sales commissions as a result of the increase in sales volume, increased salary and wages and legal expenses associated with the acquisition of new products. These expenses are expected to continue to increase as sales volume increases and increased marketing costs are incurred for the introduction of the new products. Partially offsetting these increases for the twelve month period ended December 31, 1997 were decreased advertising, show expenses and salaries as a result of discontinuing the dental bur line.

         Research and development expenses totaled $1,213,766 and $322,467, respectively for the twelve and ten month periods ended December 31, 1997 and December 31, 1996. The increase in 1997 is the result of expenditures on the research and development, primarily the digital x-ray technology. See "Cautionary Statements and Risk Factors -- Importance of New Product Development to Common Growth" and " -- Expansion through Undetermined Acquisitions and Joint-Ventures." Increased expenditures on research and development are expected to continue into future periods.

         Amortization of debt issuance cost totaled $76,431 for the twelve month period ended December 31, 1997 and $31,548 for the ten month period ended December 31, 1996, and is the result of the cost of the sale of the Bridge Notes, issued in November 1996, being amortized over the term of the Notes. The Company has repaid such debt out of the proceeds of the Offering.

         Interest income totaled $205,818 for the twelve month period ended December 31, 1997, and is the result of investing the net proceeds of the Offering in a short term management account through Comerica Securities. These funds were not available in the prior period.

         Interest expense totaled $138,576 for the twelve month period ended December 31, 1997 and $57,166 for the ten month period ended December 31, 1996, and consisted of interest paid on capital lease obligations and interest accrued on the Bridge Notes and notes payable to related parties. The increase in the twelve month period is primarily due to the Bridge Notes, which were repaid in May 1997 with proceeds of the Offering.

         A non-recurring charge of $256,250 was incurred on September 17, 1997 and was the result of the purchase by the Company of the distribution rights into the European market from DMD NV, an independent distributor, for 50,000 shares of common stock.

         Loss before extraordinary item for the twelve month period ended December 31, 1997, totaled $1,810,580 or $.42 per share. Income for the ten month period ended December 31, 1996 totaled $137,151 or $.05 per share.

         Extraordinary loss on early extinguishment of debt totaled $234,149 (net of tax benefit of $143,511) for the twelve month period ended December 31, 1997, and is the result of the payment of the $1,600,000 Bridge Notes with the proceeds of the Offering. The amount is comprised of the write-off of unamoritized debt issuance cost and the discount to the Bridge Notes that was being amortized over the term of the Notes.

Capital Resources and Liquidity

         For the twelve month period ended December 31, 1997, the Company used net cash of $3,270,929 in operations. Accounts receivable increased by $722,742 to $1,967,614 at December 31, 1997 primarily due to the increase in international sales during the period. Accounts payable and accrued liabilities totaling $2,539,585 at December 31, 1997, increased from $1,551,788 at the prior year-end period primarily due to increased spending on research and development on the Digital x-ray. Inventory levels increased $1,412,400 primarily due to the increased sales volume.

         Capital expenditures for the twelve month period ended December 31, 1997 were $284,082. Approximately $49,000 was for the purchase of an exhibit booth used at dental shows, $79,000 was for a new computer network system and $60,000 for tooling for the new camera. Cash and cash equivalents on hand at the end of the period was $3,981,062.

         On July 1, 1997, the Company finalized a credit agreement with Comerica Bank ("Comerica") extending up to a $2,000,000 line of credit to the Company, secured by a first priority security interest in the Company's assets and by an assignment of the Company's rights under the Boston Marketing Distribution Agreement. The credit facility bears interest at the rate of prime plus .25% per annum (8.75% at December 31, 1997). All borrowings under the facility are subject to a formula based, generally, on accounts receivable and inventory. The Company intends to use the credit facility, when needed, for working capital and general corporate purposes. No amounts were outstanding under this agreement at December 31, 1997. On December 10, 1997, the Company finalized a second agreement with Comerica Bank ("Comerica") extending up to a $500,000 line of credit to the Company, secured by a first priority interest in the Company's assets. The credit facility bears interest at a rate of prime plus .5% per annum (9.0% at December 31, 1997). The line expires on December 10, 1998. The principal balance will amortize over a thirty six (36) month period. Borrowings are at 80% of the capital expenditure. No amounts were outstanding under this agreement at December 31, 1997.

         At present, the expenditures for continued research and development for products incorporating digital x-ray technology is the only significant future commitment and will be financed by the remaining proceeds of the May 9, 1997 Offering and the $4.5 million Debt Placement. Based on its current operating plan, the Company anticipates that in addition to the remaining proceeds of the Offering, together with the credit facility and proceeds from the Debt Placement, further capital will be required during the next twelve months to satisfy the Company's expected increased working capital and research and development requirements for its new products. The Company is currently exploring alternatives to fulfill these requirements. No assurance can be given that additional financing will be available when needed or that, if available, it will be on terms favorable to the Company or its stockholders. If needed funds are not available, the Company may be required to curtail its operations, which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company's working capital requirements during this period will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations. See "Cautionary Statements and Risk Factors -- Need For Additional Financing."

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

         Quarterly results may be adversely affected in the future by a variety of other factors, including the possible costs of obtaining capital, as well as the release of new products and promotions taking place within the quarter. The Company plans to continue to fund research and development and to increase working capital requirements for the new products. Also, the expenses of the Company are to a large extent fixed and not susceptible to rapid reduction. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be adversely affected.


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

Limited Operating History; History of Losses and Accumulated Deficit. While the Company has been in existence since 1981, its operations between 1988 and its acquisition of DMD and BDI in March 1996, were limited to the exploration of acquisition opportunities. Dental/Medical Diagnostic Systems, the division of the Company which designs and markets the Company's TeliCam II System, and BDI, a subsidiary of the Company, have only been in operation since October 1995. For the period from inception (October 23, 1995) to March 2, 1996, the Company incurred a net loss before extraordinary item of $1,625,213, and for the ten month period ended December 31, 1996, the Company had net income of $137,151. For the twelve months ended December 31, 1997 the Company had a net loss after extraordinary item of $2,044,729. At December 31, 1997, the Company's accumulated deficit was $3,532,791. The ability of the Company to obtain and sustain profitability will depend, in part, upon the successful marketing of existing products and the successful and timely introduction of new products. There can be no assurance that the Company will be able to generate and sustain net sales or profitability in the future.

Dependence Upon a Single Product. The TeliCam II System, is currently the Company's primary product and, together with related products such as the InTELInet system, will account for a substantial portion of the Company's revenue until new products are introduced. See " -- Importance of New Product Development to Growth." There can be no assurance that the TeliCam System will be more effective than competing products or technologies, or will be successfully marketed. The Company is still in the early stages of marketing the TeliCam System and related products, and, consequently, the degree to which the market will accept this product is still uncertain. If the TeliCam System and related products cannot be marketed successfully on a sustained basis, it is likely that the Company's business operations would be substantially and adversely impacted.

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

Need For Additional Financing. Based on its current operating plan, the Company anticipates that in addition to the remaining proceeds of the Offering, together with the credit facility and proceeds of the Debt Placement, further capital will be required during the next twelve months to satisfy the Company's expected increased working capital and research and development requirements for its planned new products. The Company is currently exploring alternatives to fulfill these requirements. No assurance can be given that additional financing will be available when needed or that, if available, it will be on terms favorable to the Company or its stockholders. If needed funds are not available, the Company may be required to curtail its operations, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company will need to raise additional funds through bank borrowings, public or private financings, or otherwise. If additional funds are raised through the issuance of equity securities, additional dilution to stockholders may occur. In addition, if sufficient funds to repay the Notes are not available, the Notes may be converted to shares of Common Stock and additional dilution to stockholders may occur. No assurance can be given that additional financing will be available when needed or that, if available, it will be on terms favorable to the Company or its stockholders. If needed funds are not available, the Company may be required to curtail its operations, which could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis -- Capital Resources and Liquidity."

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

Substantial Dependence on Third Parties

The Company substantially depends upon third parties for several critical elements of its business including the development and licensing for distribution of its products.

                  Suppliers. With the exception of the TeliCam System's CCD processor unit, the Company believes that there are multiple sources from which it may purchase the components of the TeliCam System. The Company anticipates that it will obtain certain of the components of the TeliCam System from a single source or a limited number of sources of supply. Although the Company believes it will be able to negotiate satisfactory supply arrangements and relationships, the failure to do so may have a material adverse effect on the Company. Furthermore, there can be no assurance that suppliers will dedicate sufficient production capacity to satisfy the Company's requirements within scheduled delivery times or at all. Failure or delay by the Company's suppliers in fulfilling its anticipated needs may adversely affect the Company's ability to market the TeliCam System. Pursuant to the Boston Marketing Distribution Agreement, the

Company has the exclusive right to market Teli Units to the dental market. Boston Marketing is a licensed distributor of the Teli Units under a separate agreement with their manufacturer. The agreement between Boston Marketing and the Teli Units manufacturer obligates Boston Marketing to meet minimum purchase obligations. If Boston Marketing fails to meet these obligations, Boston Marketing will be terminated as a licensed distributor. In the event of such termination, the Company, as a sublicensee subdistributor of Boston Marketing, may lose its right to purchase the Teli Units. Moreover, in the event the Company is unable to meet its minimum annual purchase obligations under the Boston Marketing Distribution Agreement, and, as a consequence, such agreement terminates, the Company may be required to find an alternative source for the primary component of its TeliCam System. The Company believes that, in the event the Company loses its right to sell the Teli Units, replacement components could be developed by and obtained from third parties, but that this may take more than six months. The potential delay associated with locating an alternative source of supply would have a significant adverse effect on the Company's operating results and financial condition. In addition, there is no guarantee that an intraoral dental camera system utilizing the replacement components will be accepted by the dental marketplace. The Company has an oral agreement with S.E.D. to manufacture its Apollo 95E product for sale internationally. Dr. Duret, president of S.E.D. will oversee manufacturing of the Apollo 95E for the Company, and will render consulting services for the Company. If S.E.D. is unable to meet the Company's requirements, the Company would have to obtain an alternative manufacturing arrangement. The Company believes that such manufacturing capability could be developed by the Company or obtained from third parties, but that developing or obtaining alternative capacities may take up to four months. The potential delay associated with either developing or locating an alternative source of supply could have a significant adverse effect on the Company's operating results and financial condition. See "Description of Business -- Manufacturing and Component Parts."

         Distribution and Licensing Relationships. The Company has entered into licensing relationships with ILT and SUNI. The Company is currently working with ILT to develop a curing and whitening device that meets the Company's specifications. As of March 27, 1998, no devices had yet been shipped by ILT which met the Company's specifications. While the Company believes an acceptable device will be developed, no assurance can be given that ILT will be able to produce a device that meets the Company's specifications, or will otherwise be able to meet the Company's manufacturing requirements. If ILT is unable to meet the Company's specifications, or is otherwise unable to perform its obligations, the Company intends to introduce its Apollo 95E product for sale in the US and Canada. The Company believes that it would need to delay product shipments of the 95E into the US and Canada for four to six months while it obtains FDA regulatory approval. If the regulatory approval of the 95E product cannot be obtained, the Company believes an alternative source of supply for curing and whitening devices could be developed by the Company, or be obtained from third parties. Developing or locating such an alternative source could result in substantial delays. Regulatory approval for any such alternative product may need to be obtained prior to any sale in the US and Canada. If ILT is able to meet its obligations, under the terms of the Company's agreement with ILT, the Company will be required to meet substantial minimum purchase and sales goals during each year of the five year initial term of its license with ILT in order to retain exclusive rights to sell ILT's tooth curing and whitening devices in the US and Canada. If the Company is unable to meet its minimum purchase and sales requirements, ILT may terminate the agreement and license its devices for sale by the Company's competitors, or may grant exclusive rights to such a competitor. There can be no assurance that the Company will achieve sufficient sales to be able to maintain its right to sell ILT products. If ILT licenses the technology to a competitor, this could have a material adverse effect on the Company's operating results and financial condition. The initial five year term of the agreement may be renewed at the option of the Company for ten successive one year terms, provided that the Company has met its annual purchase and sales requirements. If the contract with ILT expires, or is terminated except by reason of ILT's non-performance, the Company has agreed not to sell any product competitive with the Apollo 9500 into the US or Canadian markets for a period of one year following termination or expiration of the contract. In the event of such termination or expiration, the Company would not be able to introduce a competitive device, including the 95E, into the US or Canadian markets for at least a year, even if prior regulatory approval of such product is obtained. Delays associated with regulatory approval, product development, locating an alternative source of supply, and the Company's inability to sell alternative devices in the US and Canada for one year following expiration or termination of the contract, would have a significant adverse effect on the Company's operating results and financial condition. In addition, there is no guarantee that any device manufactured by ILT, the Apollo 95E, or a product developed and manufactured by an alternative supplier, once introduced, will be accepted by the dental marketplace. Under the Company's licensing and development arrangements with Suni for the development of digital x-ray technology for the dental market, the Company has obtained exclusive marketing rights to products incorporating certain digital x-ray technology developed by Suni. The Company has paid significant advances to, and is dependent upon Suni to successfully develop the digital x-ray technology and to commercialize the digital x-ray technology. There can be no assurance that Suni will be successful in this endeavor. If Suni should not develop a digital x-ray product acceptable to the Company or the marketplace, this would have a material adverse effect on the Company's operating results and financial condition. The agreement with Suni provides that the Company is obligated to make minimum royalty payments if products incorporating the developed technology are introduced to the market in order to maintain exclusivity. There can be no assurance that the Company will be able to meet the royalty payments required to maintain exclusivity. Suni would then be able to license the developed technology to the Company's competitors, or grant an exclusive license to a competitor, which could have a material adverse effect on the Company's operating results and financial condition. See "Description of Business -- Growth Strategy" and " -- Products -- Product Development."

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

The Company is presently in the process of obtaining 510(k) approval of its TeliCam system and will need 510(k) approval for any new products which are developed in the future using digital x-ray technology. The process of obtaining required regulatory clearances or approvals can be time-consuming and expensive, and compliance with the FDA's GMP regulations and other regulatory requirements can be burdensome. Moreover, there can be no assurance that the required regulatory clearances will be obtained, and those obtained may include significant limitations on the uses of the product in question. In addition, changes in existing regulations or the adoption of new regulations could make regulatory compliance by the Company more difficult in the future. If ILT is unable to perform its obligations, the Company believes it would have to seek regulatory approval of its Apollo 95E, or any alternative curing and whitening device, prior to sale in the US. Although the Company believes that its products and procedures are currently in material compliance with all relevant FDA requirements, the failure to obtain the required regulatory clearances or to comply with applicable regulations could result in fines, delays or suspensions of clearances, seizures or recalls of products, operating restrictions and criminal prosecutions, and would have a material adverse effect on the Company. See "Description of Business -- Government Regulations."

Competition. The manufacture and distribution of medical and dental devices is intensely competitive. The Company competes with numerous other companies, including several major manufacturers and distributors. With respect to the intraoral camera market, the Company has at least five major competitors. Most of the Company's competitors have greater financial and other resources than the Company. Consequently, such entities may begin to develop, manufacture, market and distribute systems which are substantially similar or superior to the Company's products. See "Description of Business - Competition."

Rapid Expansion of the Company's Business. From inception (October 23, 1995) through December 31, 1997, the Company has experienced rapid and substantial growth in revenues and geographic scope of operations. Any future growth may place a significant strain on management and on the Company's financial resources and information processing systems. The failure to recruit additional staff and key personnel, to have sufficient financial resources, to maintain or upgrade these financial reporting systems, or to respond effectively to difficulties encountered during expansion could have a material adverse effect on the Company's business, operating results and financial condition. See "Description of Business -- Growth Strategy."

Reliance on International Sales and Distributors and General Risks of International Operations. For the twelve-month period ended December 31, 1997, international sales have accounted for approximately 24% of the Company's net sales, and the Company expects that international sales may increase as a percentage of sales in the future. Consequently, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements; fluctuations in the US dollar which could materially adversely affect US dollar revenues; tariffs and other barriers and restrictions; potentially adverse taxes; and the burdens of complying with a variety of international laws and communications standards. The Company's international sales involve potentially longer payment cycles and the Company may experience greater difficulty collecting accounts receivable. The Company currently depends on third party distributors for substantially all of its international sales. At December 31, 1997, nine of the Company's international distributors accounted for 60% of the Company's accounts receivable, and nine of these distributors accounted for approximately $3,877,000 or 24%, of the Company's total sales for the twelve-month period ended December 31, 1997. Certain of the Company's third party distributors may also act as resellers for competitors of the Company and could devote greater effort and resources to marketing competitive products. The loss of, or other significant reduction in sales to, certain of these third party distributors could have a material adverse effect on the Company's business and results of operations. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. There can be no assurance that these risks of conducting business internationally will not have a material adverse effect on the Company's business. Further, any failure by the Company to predict or plan for changes in the international arena could have a material adverse effect on the Company's business, operating results and financial condition.

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

Limited Proprietary Protection. The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company's proprietary technology is not protected by any patents. Consequently, the Company relies primarily on trademark, trade secret and copyright laws to protect its technology. Also, the Company has implemented a policy that most senior and technical employees and third-party developers sign nondisclosure agreements. However, there can be no assurance that such precautions will provide meaningful protection from competition or that competitors will not be able to develop similar or superior technology independently. Also, the Company has no license agreements with the end users of its products, so it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or otherwise obtain and use information that the Company regards as proprietary. If litigation is necessary in the future, to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition. Ultimately, the Company may be unable, for financial or other reasons, to enforce its rights under intellectual property laws. In addition, the laws of certain countries in which the Company's products are or may be distributed may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. See "Business -- Patent and Proprietary Rights."

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

Conflict of Interests. Robert Gurevitch, Chairman of the Company, has loaned money to the Company ("Loan Obligations") and has guaranteed the performance by the Company under its leases for its Irvine (Technology Drive) and Westlake, California premises. The

Company believes that all of these transactions were on terms no less favorable than were available from unaffiliated third parties. The Company intends to attempt to relieve Mr. Gurevitch from his obligations under each of these guarantees and it is possible that, in order to achieve the release of Mr. Gurevitch from these guarantees, the Company will be required to post collateral or provide other concessions to the recipients of the guarantees. The Company has, in the past, entered into transactions with affiliates and there can be no assurance that the Company will not enter into transactions with affiliated parties in the future.

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

ITEM 7.  FINANCIAL STATEMENTS.

                     DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                           PAGE
                                                                                                                           ----
Report of Independent Accountants.........................................................................................  24
Consolidated Balance Sheets as of December 31, 1997 and December 31, 1996.................................................  25
Consolidated Statements of Operations for  the Twelve month period ended December 31, 1997; the Ten-month period ended
  December 31, 1996 and for the Period from Inception (October 23, 1995) to March 2, 1996.................................  26
Consolidated Statements of Stockholders' Equity for the Twelve month period ended December 31, 1997; the Ten-month period ended December 31, 1996 and for the Period from Inception (October 23, 1995) to March 2, 1996....................  27
Consolidated Statements of Cash Flows for the Twelve month period ended December 31, 1997; the Ten-month period ended December 31, 1996 and for the Period from Inception (October 23, 1995) to March 2, 1996...........................  28
Notes to Consolidated Financial Statements...............................................................................   29

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders of Dental/Medical Diagnostic Systems,
Inc.

         We have audited the accompanying consolidated financial statements of Dental/Medical Diagnostic Systems, Inc. and Subsidiaries ("the Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholder's equity and cash flows for the twelve month period ended December 31, 1997, the ten-month period ended December 31, 1996 and for the period from inception (October 23, 1995) to March 2, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dental/Medical Diagnostic Systems, Inc. and Subsidiaries as of December 31, 1997 and December 31, 1996 and the consolidated results of their operations and their cash flows for the twelve month period ended December 31, 1997, the ten-month period ended December 31, 1996 and for the period from inception (October 23, 1995) to March 2, 1996 in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.

Los Angeles, California
February 16, 1998

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996

                                                                                                         1997              1996
                                                                                                         ----              ----

                                                      ASSETS

Current assets
  Cash and cash equivalents ...................................................................     $  3,981,062        $ 1,058,836
  Accounts receivable, less allowance for returns and doubtful accounts of $20,975 and $146,699
     at December 31, 1997 and 1996 ............................................................        1,967,614          1,158,444
  Inventories .................................................................................        2,896,270          1,513,075
  Deferred tax asset ..........................................................................               --             90,000

  Prepaid expenses and other current assets ...................................................          389,061            208,552
                                                                                                    ------------        -----------



    Total current assets ......................................................................        9,234,007          4,028,907
  Property and equipment, net of accumulated depreciation .....................................          553,119            393,578
  Intangible asset, net of accumulated amortization ...........................................           86,950                 --
  Debt issuance costs, net of accumulated amortization ........................................               --            253,686

  Loans to related party ......................................................................          126,000                 --
  Other assets ................................................................................          491,950             42,270
                                                                                                    ------------        -----------
    Total assets ..............................................................................     $ 10,492,026        $ 4,718,441
                                                                                                    ============        ===========



                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations ................................................     $     23,356        $    18,468
  Notes payable to related parties ............................................................           45,030                 --
  Accounts payable ............................................................................        1,522,412          1,089,332
  Accrued liabilities .........................................................................        1,017,173            462,456

  Income taxes payable ........................................................................               --            168,570

  Customer deposits ...........................................................................           42,995             33,607
                                                                                                    ------------        -----------
    Total current liabilities .................................................................        2,650,966          1,772,433
  Notes payable ...............................................................................               --          1,355,291
  Notes payable to related parties ............................................................               --            272,966

  Capital lease obligations ...................................................................           39,858             66,028

  Other long term liabilities .................................................................           11,052             14,098
                                                                                                    ------------        -----------
    Total liabilities .........................................................................        2,701,876          3,480,816
                                                                                                    ============        ===========

Commitments and contingencies
Stockholders' equity
  Preferred stock, par value $.01 per share; 1,000,000 shares authorized; none issued
     and outstanding ..........................................................................               --                 --
  Common stock, par value $.01 per share; 20,000,000 shares authorized;
     5,115,777 and 2,985,537 shares issued and outstanding at December 31, 1997
     and  1996 ................................................................................           51,157             29,855
  Additional paid in capital ..................................................................       11,271,784          2,695,832
  Accumulated deficit .........................................................................       (3,532,791)        (1,488,062
                                                                                                    ------------        -----------
Total stockholders' equity ....................................................................        7,790,150          1,237,625
                                                                                                    ------------        -----------
Total liabilities and stockholders' equity ....................................................     $ 10,492,026        $ 4,718,441
                                                                                                    ============        ===========





The accompanying notes are an integral part of these consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997;
                FOR THE TEN MONTH PERIOD ENDED DECEMBER 31, 1996
      AND FOR THE PERIOD FROM INCEPTION (OCTOBER 23, 1995) TO MARCH 2, 1996

                                                            TWELVE MONTHS ENDED  TEN MONTHS ENDED     INCEPTION TO
                                                            DECEMBER 31, 1997    DECEMBER 31, 1996    MARCH 2, 1996
                                                            -----------------    -----------------    -------------
Net sales .............................................       $ 16,087,208        $ 11,673,102       $    220,623
Cost of sales .........................................         10,234,206           6,685,464            202,115
                                                              ------------        ------------       ------------
    Gross profit ......................................          5,853,002           4,987,638             18,508
Selling, general and administrative expense ...........          6,031,066           4,360,736          1,111,391

Research and development expense ......................          1,213,766             322,467            528,426
Non-recurring charge ..................................            256,250                  --                 --
                                                              ------------        ------------       ------------
    Operating income (loss) ...........................         (1,648,080)            304,435         (1,621,309)
Interest income .......................................           (205,818)                 --                 --
Interest expense ......................................            138,576              57,166              3,904
Amortization of debt issuance costs ...................             76,431              31,548                 --
                                                              ------------        ------------       ------------

 Income (loss) before income taxes and extraordinary
    item ..............................................         (1,657,269)            215,721         (1,625,213)
Provision for income taxes ............................            153,311              78,570                 --
                                                              ------------        ------------       ------------
    Income (loss) before extraordinary item ...........         (1,810,580)            137,151         (1,625,213)
Extraordinary loss on early extinguishment of debt (net
  of tax  benefit of $143,511) ........................           (234,149)                 --                 --
                                                              ------------        ------------       ------------
    Net income (loss) .................................       $ (2,044,729)       $    137,151       $ (1,625,213)
                                                              ============        ============       ============

Earnings (loss) per share before
extraordinary item:
   Basic ..............................................       $       (.42)       $        .05       $      (1.57)
   Diluted ............................................               (.42)                .05              (1.57)

Earnings (loss) per share after extraordinary item:
   Basic ..............................................       $       (.47)       $        .05       $      (1.57)
   Diluted ............................................               (.47)                .05              (1.57)

Weighted average number of shares:
   Basic ..............................................          4,341,498           2,893,298          1,035,778
   Diluted ............................................          4,341,498           3,019,213          1,035,778



The accompanying notes are an integral part of these consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997;
                    TEN-MONTH PERIOD ENDED DECEMBER 31, 1996
    AND FOR THE PERIOD FROM INCEPTION (OCTOBER 23, 1995) TO DECEMBER 31, 1996

                                                     COMMON STOCK                ADDITIONAL
                                                     ------------                  PAID IN         ACCUMULATED
                                                SHARES           AMOUNT            CAPITAL           DEFICIT             TOTAL
                                                ------           ------            -------           -------             -----

Balance, October 23, 1995 (date of
   inception) .......................                --       $         --      $        --       $        --        $        --
Issuance of common stock for cash ...         1,416,500            14,165           617,070                --            631,235
Issuance of common stock for
   services .........................           290,126             2,901           125,216                --            128,117
Issuance of common stock for cash,
   net of issuance costs ............           856,692             8,567           596,962                --            605,529
Net loss ............................                --                --                --        (1,625,213)        (1,625,213)
                                            -----------       -----------       -----------       -----------        -----------
Balance, March 2, 1996 ..............         2,563,318            25,633         1,339,248        (1,625,213)          (260,332)
Issuance of common stock for cash,
   net of issuance costs ............           422,219             4,222         1,050,281                --          1,054,503
Issuance of warrants for cash .......                --                --           259,103                --            259,103
Issuance of stock options to
   nonemployees .....................                --                --            47,200                --             47,200
Net income ..........................                --                --                --           137,151            137,151
                                            -----------       -----------       -----------       -----------        -----------
Balance, December 31, 1996 ..........         2,985,537            29,855         2,695,832        (1,488,062)         1,237,625
Issuance of common stock for cash,
    net of issuance costs ...........         2,120,000            21,200         8,509,192                --          8,530,392
Exercise of stock options ...........            10,240               102             8,910                --              9,012

Amortization of deferred compensation                --                --            57,850                --             57,850

Net loss ............................                --                --                --        (2,044,729)         (2,044,729)
                                            -----------       -----------       -----------       -----------        -----------
Balance, December 31, 1997 ..........         5,115,777       $    51,157       $11,271,784       $(3,532,791)       $ 7,790,150
                                            ===========       ===========       ===========       ===========        ===========


The accompanying notes are an integral part of these consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997;
                    TEN-MONTH PERIOD ENDED DECEMBER 31, 1996
      AND FOR THE PERIOD FROM INCEPTION (OCTOBER 23, 1995) TO MARCH 2, 1996

                                                          TWELVE MONTHS ENDED   TEN MONTHS ENDED    INCEPTION TO
                                                           DECEMBER 31, 1997    DECEMBER 31, 1996   MARCH 2, 1996
                                                           -----------------    -----------------   -------------
Cash flows from operating activities:
Net income (loss) ....................................        $(2,044,729)       $   137,151         $(1,625,213)
  Adjustments to reconcile net income (loss) to net
  cash used by operating activities;
  Depreciation and amortization ......................             92,993            108,047               9,219
  Allowance for returns and doubtful accounts ........            (86,428)            79,123              28,280
  Inventory write down ...............................             29,205             20,822              91,556
  Extraordinary item .................................            377,660                 --                  --
  Amortization of deferred compensation ..............             57,850                 --                  --
  Deferred taxes .....................................             90,000            (90,000)                 --
  Deferred rent ......................................             (3,046)             1,469              12,629
  Common stock and stock options issued for services .                 --             47,200             128,117

  Changes in operating assets and liabilities:
    Accounts receivable ..............................           (722,742)        (1,188,544)            (77,303)
    Inventories ......................................         (1,412,400)          (461,812)         (1,163,641)
    Prepaid expenses and other current assets ........           (180,509)           (55,567)           (152,985)
    Other assets .....................................           (449,680)            (6,230)            (36,040)
    Accounts payable .................................            433,080           (448,316)          1,524,470
    Accrued liabilities ..............................            591,211            272,482             131,991
    Income taxes payable .............................            (52,781)           168,570                  --
    Customer deposits ................................              9,388           (215,738)            249,345
                                                               ----------         ----------            --------
       Net cash used by operating activities .........         (3,270,928)        (1,631,343)           (879,575)
                                                               ----------         ----------            --------


Cash flows from investing activities:
  Loans to related parties ...........................           (126,000)                --                  --
  Purchase of intangible asset........................            (86,950)                --                  --
  Purchase of property and equipment .................           (284,082)          (200,686)           (144,537)
                                                               ----------         ----------           ---------
       Net cash used in investing activities .........           (497,032)          (200,686)           (144,537)
                                                               ----------         ----------           ---------

Cash flows from financing activities:
  (Decrease) increase in book overdraft ..............                 --            (49,906)             49,906

  Accounts payable to related party in excess of terms                 --            (79,218)             79,218

  Issuance of common stock, net of offering costs ....          8,530,392          1,054,503           1,291,113

  Proceeds from exercise of stock options.............              9,012                 --                  --
   Repayment of bridge loan ..........................        (1,600,000)                 --                  --
  Net proceeds from issuance of notes payable ........                 --          1,314,766                  --

  Proceeds from borrowings from related parties ......                 --             25,000             377,015

  Payments on borrowings from related parties ........           (227,936)           (29,049)           (100,000)

  Principal payments on capital lease obligations ....            (21,282)           (11,842)             (6,529)
                                                               ----------         ----------         -----------

       Net cash provided by financing activities .....          6,690,186          2,224,254           1,690,723
                                                               ----------         ----------         -----------
       Net increase in cash and cash equivalents .....          2,922,226            392,225             666,611

Cash and cash equivalents, beginning of period .......          1,058,836            666,611                  --
                                                              -----------        -----------         -----------

Cash and cash equivalents, end of period .............        $ 3,981,062        $ 1,058,836         $   666,611
                                                              ===========        ===========         ===========
Supplemental cash flow information:
Capital lease obligations incurred ...................        $        --        $     5,997         $    96,870
Property and equipment not paid for at period end ....                 --                 --              16,812

Interest paid ........ ...............................            281,693              8,219                  --
Income taxes paid ....................................             50,279                 --                  --



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

      On March 1, 1996, the Company acquired all the outstanding securities of Dental/Medical Diagnostic Systems, LLC, a California limited liability company ("DMD"), and Bavarian Dental Instruments, Inc., a California close corporation ("BDI"), in exchange for the issuance by the Company of a total of 1,706,626 restricted shares of its Common Stock. DMD and BDI were initially formed in October 1995 and November 1995, respectively. As a result of these transactions, the former members of DMD and former stockholders of BDI gained a majority of the Company's voting securities and management control of the Company was transferred to the former management of DMD and BDI. For accounting purposes these transactions were treated as a recapitalization of DMD and BDI, with DMD and BDI combined as the acquiror (reverse acquisition). As a result, the combined historical financial statements of DMD and BDI became the financial statements of the Company. BDI was formed to import from Russia, distribute and market dental burs in the United States and elsewhere. The first sales of the burs commenced in early March 1996. On July 9, 1996, the Company decided to discontinue the dental bur product line.

      On January 28, 1997 the Company changed its name to Dental/Medical Diagnostic Systems, Inc. ("DMDS") from Edudata Corporation. Collectively, DMDS and its wholly owned subsidiaries are referred to as the Company.

      The Company designs, develops, manufactures and sells high technology dental equipment. The Company's primary emphasis has been on the manufacture and sale of an intraoral camera system known as the TeliCam II System and a dental office networking system, known as InTELInet, for use in connection with the TeliCam II System. The Company commenced shipments of TeliCam Systems to customers in February 1996 and in November 1996, introduced the InTELInet networking system for the TeliCam System.

      On October 2, 1997, the Company purchased the assets of S.E.D. Gerant ("S.E.D."), a company organized under the laws of France, for $120,000. As part of this asset purchase, the Company paid an additional $106,850 for development costs associated with S.E.D.'s "Biotron" curing and whitening device products. S.E.D. is a developer and manufacturer of medical and dental devices. The Company purchased the rights to all of the technology and the intellectual property, including patents, developed by S.E.D. including the Biotron products. The Company commenced marketing a curing and whitening device in Europe and internationally incorporating this technology in March of 1998 under the brand name "Apollo 95E."

      On September 17, 1997, the Company issued 50,000 shares of Common Stock to DMD NV, the Company's licensed exclusive distributor of the TeliCam system in Europe, in exchange for termination of DMD NV's exclusive distribution rights in Europe. The aggregate price of the Common Stock, based on the closing price on the date of issuance, was $256,250.

      On February 2, 1998 the Company formed "DMDS, Ltd." a wholly-owned subsidiary created under the laws of the United Kingdom. DMDS, Ltd. will hold the assets acquired from S.E.D. In addition, the Company currently plans to market certain of its new products internationally through DMDS, Ltd.

2. BASIS OF PRESENTATION

    On October 23, 1996, the Company authorized an increase in the authorized number of shares of Common Stock from 10,000,000 shares to 20,000,000 shares. The Board of Directors also authorized a new class of 1,000,000 shares of Preferred Stock with a par value of $.01 per share.

    On January 13, 1997, the Company effected a reverse stock split of 1 share for 2.197317574 shares of its issued and outstanding Common Stock. In addition, on March 24, 1997 the Company's Stockholders approved a reverse stock split of 1 share for 1.33333333 shares of its issued and outstanding Common Stock. All share and per share amounts have been retroactively restated to reflect these reverse splits.

    On February 5, 1997, the Company changed its fiscal year-end from a fiscal year ending on the nearest Saturday to February 28th to a December 31 fiscal year-end. The accompanying consolidated financial statements reflect the operating results of the Company for the twelve -month period from January 1, 1997 through December 31, 1997; for the ten-month period from March 3, 1996 through December 31, 1996 and for the period from inception (October 23, 1995) through March 2, 1996.

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The consolidated financial statements include the accounts of DMDS and its wholly owned subsidiaries as of December 31, 1997 and December 31, 1996 and for the twelve month period ended December 31, 1997; the ten-month period ended December 31, 1996 and for the period from inception (October 23, 1995) to March 2, 1996. All intercompany balances and transactions have been eliminated.

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

Revenue Recognition

      The Company recognizes revenue from the sales of systems and supplies at the time of shipment and satisfaction of significant vendor obligations, if any, net of an allowance for estimated sales returns. The Company generally warranties its systems for one year. A provision for estimated future costs relating to warranty is recorded when systems are shipped.

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

Property and Equipment

      Property and equipment are stated at cost, less accumulated depreciation. Capitalized leases are recorded at the lower of fair market value or the present value of future minimum lease payments, less accumulated amortization. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation and amortization of property and equipment sold or retired are removed from the accounts and the resulting gains or losses are included in current operations. Depreciation and amortization are provided on a straight line basis over the estimated useful lives of the related asset, or with respect to leasehold improvements and capital leases over the primary term of the lease, whichever is less, as follows:

Equipment and software, including capitalized leases...........  5 years
Furniture and fixtures.........................................  7 years
Leasehold improvements and tooling.............................  3 years

Long-Lived Assets

    The carrying value of long term assets is periodically reviewed by management, and impairment losses, if any, are recognized when the expected nondiscounted future operating cash flows derived from such assets are less than their carrying value.

Advertising and Promotion Costs

    Production costs of future media advertising and costs of dental industry trade shows are deferred until the advertising or trade show occurs. All other advertising and promotion costs are expensed as incurred. Total advertising and promotion expenses incurred for the twelve month period ended December 31, 1997 were $1,528,203; for the ten month period ending December 31, 1996 were $1,008,879, and for the period from inception (October 23, 1995) through March 2, 1997 were $437,590.


Research and Development Costs

    Costs related to research and development are expensed as incurred.

Income Taxes

      The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax currently payable for the period and the change during the period in deferred tax assets and liabilities.

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

Concentration of Credit Risk and Major Customers

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Also, at various times throughout the year, cash balances are maintained in excess of Federally insured deposit limits.

      For the twelve month period ended December 31, 1997 and the ten month period ended December 31, 1996, nine and five of the Company's customers accounted for 24% and 21% of sales, respectively. At December 31, 1997 and 1996, nine and six of the Company's customers accounted for approximately 60% and 75% of trade accounts receivable, respectively. For the twelve month period ended December 31, 1997, the Company had export sales of approximately $3,877,000 ($1,700,000 Europe; $778,000 Canada; $722,000 Japan; $450,000 Australia and
$227,000 all other). For the ten-month period ended December 31, 1996 the Company had export sales of approximately $2,200,000 ($1,200,000 Europe; $400,000 Australia; $310,000 Canada and $290,000 Other). No customer accounted for more than 10% of revenues and there were no export sales in the period ended March 2, 1996.

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

Recently Issued Accounting Standards

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in shareholders' equity during the period except those resulting from investments by, or distributions to, shareholders. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of SFAS No. 130.

      In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of SFAS No. 131.

5.    RELATED PARTY TRANSACTIONS

      From December 1995 through February 1996, Robert H. Gurevitch, Chairman of the Board and Chief Executive Officer of the Company, and Boston Marketing Company, Ltd. ("Boston Marketing"), an affiliate of Hiroki Umezaki, a former Director of the Company, loaned the Company an aggregate of $377,015. The Promissory Notes evidencing such loans bear interest at 6% per annum and were originally payable within six months. On February 26, 1996, the Company repaid $50,000 to each of Mr. Gurevitch and Boston Marketing. In November 1996, Mr. Gurevitch and Boston Marketing each agreed to extend the term of their respective notes. On May 23, 1997, Boston Marketing was paid the remaining principal balance of $150,000 of its loan plus the accrued interest of $3,526. Mr. Gurevitch was paid $25,000 on July 10, 1997; $26,850 on October 22, 1997; $5,000 on October 30, 1997; $13,787 on November 1, 1997; and $3,447 on December
1, 1997; leaving approximately $45,030 outstanding.

      On May 27, 1997, the Company loaned Dewey Perrigo, Vice President of Sales of the Company, and Andrea Niemiec-Perrigo, an employee of the Company, $126,000 for the purpose of buying a home. The Promissory Notes evidencing such loans bear interest at prime plus .25% (8.75% at December 31, 1997), and are due and payable on May 27, 1999.



6. INVENTORIES

    Inventories consisted of the following:

                       DECEMBER 31,     DECEMBER 31
                          1997              1996
                          ----              ----
Raw materials . ....  $1,387,695       $  789,464
Work in process ....     555,049          136,786
Finished goods .....     953,526          586,825
                      ----------       ----------
                      $2,896,270       $1,513,075
                      ==========       ==========


7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

    Prepaid expenses and other current assets consisted of the following:

                                                       DECEMBER 31,   DECEMBER 31,
                                                         1997           1996
                                                       --------       --------
Prepaid advertising and industry trade show fees       $214,667       $178,281
Other ..........................................        174,394         30,271
                                                       --------       --------
                                                       $389,061       $208,552
                                                       ========       ========

8. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following:

                                                                          DECEMBER 31,      DECEMBER 31,
                                                                              1997              1996
                                                                              ----              ----

Equipment and software, including $112,853 and $102,867 of capitalized
  leases at December 31, 1997 and 1996................................      $569,729         $ 342,989
Furniture and fixtures................................................       135,034           116,152
Leasehold improvements................................................        44,222             5,761
                                                                            --------         ---------
                                                                             748,985           464,902
Less accumulated depreciation and amortization, including $22,571 and
  $20,341  relating to capitalized leases at December 31, 1997 and 1996     (195,866)          (71,324)
                                                                            --------         ---------
                                                                            $553,119         $ 393,578
                                                                            ========         =========


9. ACCRUED LIABILITIES

    Accrued liabilities consisted of the following:

                                                              DECEMBER 31,               DECEMBER 31,
                                                                 1997                       1996
                                                                 ----                       ----
Accrued commissions..............................           $    223,750             $    257,341
Accrued warranty.................................                 84,730                   56,515
Accrued salaries and wages.......................                 82,112                   42,159
Accrued interest.................................                  5,965                   34,552
Other............................................                620,616                   71,889
                                                            ------------              -----------
                                                            $  1,017,173              $    462,456
                                                            ============              ============

10.  COMMITMENTS AND CONTINGENCIES

Leases

    The Company leases three facilities under various operating leases which expire in 1998 and 2000. The leases require the Company to pay taxes, maintenance fees, and insurance and provide for periodic fixed rent increases based on a published price index. The Company also leases certain equipment under capital leases which expire in 2000 and has the right to purchase the underlying equipment at the termination of the leases for its fair market value. Rent expense for all operating leases was approximately $132,000; $102,000 and $38,000 for the twelve month period ended December 31, 1997, the ten-month period ended December 31, 1996 and for the period from inception (October 23, 1995) to March 2, 1996, respectively. Two non-cancelable leases are guaranteed by Robert H. Gurevitch, Chief Executive Officer and Chairman of the Board of the Company.

    The aggregate liability for future rentals under these lease agreements as of December 31, 1997, is summarized as follows:

     YEAR ENDED DECEMBER 31                     CAPITAL      OPERATING
                                                LEASES        LEASES
                                                ------        ------
1998.......................................    $ 28,077     $ 194,592
1999.......................................      25,672        76,308
2000.......................................      22,539        69,949
                                               --------     ---------
                                                 76,288     $ 340,849
                                                            =========

Less amounts representing:
  Interest.................................      13,074
  Current portion..........................      23,356
                                               --------
Long term portion..........................    $ 39,858
                                               ========

Distribution Agreements

    Effective October 1, 1996, the Company amended its distribution agreement ("BMC Distribution Agreement") with Boston Marketing, a licensed distributor of the Teli manufactured CCD chip which includes the Teli CCU processor. Pursuant to the BMC Distribution Agreement, the Company has the exclusive right (i) to market certain Teli manufactured CCD chip assemblies with CCU processors (model numbers CS6110 S/B with Frame Grabber, CS6110 P S/B with Frame Grabber and the CS6110 S/B without Frame Grabber (each a "Teli Unit" and collectively the "Teli Units")) to the dental market, and (ii) to use the "TeliCam" trademark. The Teli Units are key components of the Company's intraoral digital cameras. The BMC Distribution Agreement has a five-year initial term. The Company has agreed to purchase a minimum of 2,500 Teli Units per year for each of the five years, at an initial price of $750 per Teli Unit, subject to increase after October 1, 1998. The Company has the option to cancel the BMC Distribution Agreement if any price increase is unacceptable. The Boston Marketing Distribution Agreement is terminable by Boston Marketing if the Company fails to meet its annual minimum purchase obligation. The term of the BMC Distribution Agreement may be extended by mutual agreement of the Company and Boston Marketing for an additional five year term.


    On October 15, 1997, the Company signed an exclusive distribution agreement with Ion Laser Technology, Inc. ("ILT") for the rights to distribute ILT's composite curing and whitening system to the dental market in the US and Canada (the "ILT Agreement"). The Company is currently working with ILT to produce a device that meets the Company's specifications. As of March 27, 1998, no devices had yet been shipped by ILT which met the Company's specifications. If the device is successfully developed, the Company will market the device as the "Apollo 9500(TM)." ILT has retained the right to market its own tooth whitening system, which uses the same high power non-laser light incorporated into the Company's Apollo 9500. The ILT Agreement has a five-year initial term. The Company has agreed to purchase a minimum of 15,000 devices over the term of the Agreement, and to acheive certain sales goal with respect to such devices in order to maintain its exclusive rights under the agreement. ILT has the option to cancel the Agreement if the Company is unable to meet its purchase and sales requirements. The Company has the option to cancel the Agreement if ILT is unable to deliver acceptable product. The term of the ILT Agreement may be extended by the Company for up to ten one year terms provided the Company has met its purchase and sales requirements.

    On October 10, 1997, the Company entered into an agreement with Suni Imaging Microsystems, Inc. ("Suni") to develop digital x-ray technology for incorporation into systems for the dental market. The Company has obtained exclusive rights to market products to the dental market incorporating certain digital x-ray technology developed by Suni. Suni will retain the rights to developed microchip technology underlying the x-ray system it develops for the Company. The Company will determine whether or not to proceed with the marketing of such product based upon the results of the development. The Company is required to make certain payments to Suni to fund development.

11.   CAPITAL TRANSACTIONS

    On November 27, 1996, the Company raised $1,314,766, net of issuance costs of $285,234, through a private placement of 32 Units to certain accredited investors. Each Unit consisted of a secured promissory note in the principal amount of $50,000 ("Bridge Note") and a warrant to purchase 18,750 shares of Common Stock ("Bridge Warrant") at a purchase price of $2.67 per share. The Notes bore interest at a rate of 10% per annum and the principal and all accrued interest were payable upon the earliest to occur of: (a) May 27, 1998; (b) certain change in control events effecting the Company; ( c ) a public offering of the Company's securities; or (d) the sale by the Company's Chief Executive Officer of all or substantially all of his holdings of the Common Stock. Upon the happening of certain events the holders of the Notes had the right to convert the outstanding balances of their Notes into shares of the Common Stock at a rate of $2.67 per share. The Warrants were first exercisable on November 27, 1997 and expire on November 27, 2002. As a result of the warrants, these notes were discounted by $259,104, which amount was being amortized over the term of the notes.

    On May 14, 1997, the Company closed a secondary offering of 2,070,000 shares of common stock. Each share of common stock included one redeemable warrant to purchase one share of common stock at a purchase price of $5.00. This offering resulted in gross proceeds of $10,350,000 less expenses of approximately $1,819,608 for net proceeds of approximately $8,530,392. In addition, approximately $1,600,000 of the net proceeds were used to repay the principal on the Bridge Notes plus an additional $100,000 was used to pay off accrued interest. The Bridge Notes consisted of secured convertible promissory notes in the aggregate principal amount of $1,600,000 bearing interest at 10% per annum and were payable the earlier of May 27, 1998 or consummation of the offering.

Approximately $224,000 was used to repay loans from related parties. The remaining net proceeds have or will be used for product development, acquisition, and to repay the remaining loans from related parties, and working capital and general corporate purposes.

12.  STOCK OPTIONS

    In March, 1997, the Company's Board of Directors approved the "1997 Stock Incentive Plan". Under the plan, incentive stock options and non-statutory stock options may be granted to employees, directors, and consultants to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant and for a term not to exceed 10 years.
Options for employees vest over a period of 5 years.

    SFAS No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for the Company's stock based compensation plans. Had compensation costs for the Company's stock option and purchase plan (for options granted in years ended December 31, 1997 and 1996 only) been determined based upon the methodology prescribed under SFAS No. 123, the Company's net (loss) would approximate the pro forma amounts below:

Year Ended December 31, 1997:                                 As Reported               Pro Forma
-----------------------------                                 -----------               ---------

Net income / (loss)                                           $ (2,044,729)             $ (2,180,726)
Net income / (loss) per share                                 $      (.47)              $      (.50)

Ten Month Period ended December 31, 1996:                     As Reported               Pro Forma
-----------------------------------------                     -----------               ---------

Net income / (loss)                                           $     137,151             $   (158,129)
Net income / (loss) per share                                 $       .05               $      (.05)


      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996.

      A summary of the status of the Company's stock options as of December 31, 1997 and 1996 and the changes during the year ended December 31, 1997 and the ten month period ended December 31, 1996, is presented below:

                                                                         Weighted
                                                                          Average            Weighted
                                                        Number of         Option           Average Grant
                                                         Shares       Exercise Price       Date Fair Value
                                                         ------       --------------       ---------------

Outstanding at March 2, 1996                                   -       $           -     $         -
Granted                                                  139,943               2.63             2.11
Exercised                                                      -                  -                -
                                                    ------------           --------         --------
Options outstanding at December 31, 1996                 139,943               2.63             2.11

Granted                                                  471,691               3.79             2.71
Canceled                                                 (50,513)              2.95                -
Exercised                                                (10,240)               .88                -
                                                         --------           -------         --------
Options outstanding at December 31, 1997                 550,881               3.63             2.62

Options exercisable at year end                          157,392        $      2.26      $
Options available for future grant                        35,700                  -                -

                              Options Outstanding                              Options Exercisable
                              -------------------                              -------------------
                                                 Weighted Average
      Range of         Number Outstanding at        Remaining       Weighted Average    Number Outstanding      Weighted Average
   Exercise Price        December 31, 1997       Contractual Life    Exercise Price    at December 31, 1997      Exercise Price
   --------------        -----------------       ----------------    --------------    --------------------      --------------
$   .88  -  2.93                172,190              3.2 years       $          2.32            157,392          $       2.26

$  4.50  -  5.13                378,691              8.8 years       $          5.03                  -                     -
                                -------                                                        --------
                                550,881                                                         157,392
                                =======                                                         =======


    The fair value of options granted during 1997 and 1996 is estimated as $1,085,466 and $295,280, respectively, on the dates of grants using the Black-Scholes option pricing model. The following assumptions were used for 1997 and 1996: (i) risk-free interest rate of 6.33 % and 6.85%, respectively (ii) expected option life of 5 years, (iii) forfeiture rate of 0, (iv) expected volatility of 68.73% and 143%, respectively and (v) no expected dividends.


13.  INCOME TAXES

    The income tax expense (benefit) for the twelve-months ended December 31, 1997 and the ten months ended December 31, 1996 is as follows:

                                          1997                 1996
                                          ----                 ----
 Current:
   Federal.....................     $   113,299              $ 132,570
   State.......................          40,012                 36,000
                                    -----------              ---------
                                        153,311                168,570

 Deferred:
   Federal.....................               -                (67,000)
   State.......................               -                (23,000)
                                    -----------              ---------
                     Total.....       $ 153,311              $  78,570
                                    ===========              =========


    The Company's effective tax rate for the twelve-months ended December 31, 1997 and ten months ended December 31, 1996 differs from the statutory federal income tax rate as follows:

                                                                 1997             1996
                                                                 ----             ----
Tax provision at the statutory rate...........................   (34)%            34%
Nondeductible expenses........................................     2              10
State taxes, net of federal benefit...........................    (6)             14
Research & development credit.................................    (5)              -
Establishment of valuation allowance..........................    52               -
Reduction in deferred asset valuation allowance...............     -             (27)

Other.........................................................     -               5
                                                                   -             ---
                                                                   9%             36%
                                                                   =             ===


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

    The components of the net deferred taxes are as follows:

                                                                         DECEMBER 31,     DECEMBER 31,
                                                                            1997             1996
                                                                            ----             ----

Deferred Tax Assets:
  Inventory reserves..........................................        $    39,000       $  28,300
  Warranty accrual............................................             33,000          22,600
  Allowance for returns and doubtful                                       20,700          37,900
    accounts.................
  Net operating loss carry forwards...........................          1,029,700               -


  Research and development credits............................            100,000               -
  Accrued vacation............................................             24,100               -
  Fixed assets................................................             31,400               -
  Other.......................................................             17,100           1,200
  Valuation allowance.........................................         (1,295,000)              -
                                                                       ----------       ---------
                                                                       $        -       $  90,000
                                                                       ==========       =========


    As a result of the Company's recent loss history, a valuation allowance has been recorded for the full amount of the Company's deferred tax asset at December 31, 1997.

14.  EARNINGS PER SHARE

      In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). This statement requires dual presentation of newly defined basic and diluted earnings per share ("EPS") on the face of the income statement for all entities with complex capital structures. The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the year ended December 31, 1997, the ten month period ended December 31, 1996, and the period from inception to March 2, 1996:


                                                                           Income               Shares              Per-Share
                                                                        (Numerator)          (Denominator)            Amount
                                                                        -----------          -------------            ------
For the year ended December 31, 1997:
   Basic earnings per share.............                              $  (2,044,729)           4,341,498         $         (.47)
   Effect of dilutive securities - stock options and
      warrants.......................                                             -                    -                      -
                                                                      -------------            ---------         --------------
   Diluted earnings per share ......................                  $  (2,044,729)           4,341,498         $         (.47)
                                                                      =============            =========         ==============


For the ten months ended December 31, 1996:

   Basic earnings per share.............                              $     137,151            2,893,298         $          .05
   Effect of dilutive securities - stock options and
      warrants .......................                                            -              125,915                      -
                                                                      -------------            ---------         --------------
   Diluted earnings per share...........                              $     137,151            3,019,213         $          .05
                                                                      =============            =========         ==============
For the period from inception to March 2, 1996:

   Basic earnings per share............                               $  (1,625,213)           1,035,778         $        (1.57)
   Effect of dilutive securities - stock options and
      warrants .......................                                            -                    -                      -
                                                                      -------------            ---------         --------------
   Diluted earnings per share......................                   $  (1,625,213)           1,035,778         $        (1.57)
                                                                      =============            =========         ==============

      The computation for diluted number of shares excludes unexercised stock options and warrants which are anti-dilutive. The number of such shares for the year ending December 31, 1997, for the ten months ended December 31, 1996 and for the period ended March 2, 1996 were 4,580,881, 830,395, and none, respectively.

15. CREDIT FACILITY

     On July 1, 1997, the Company finalized a credit agreement with Comerica Bank ("Comerica") extending up to a $2,000,000 line of credit to the Company, secured by a first priority security interest in the Company's assets and by an assignment of the Company's rights under the Boston Marketing Distribution Agreement. The credit facility bears interest at the rate of prime plus .25% per annum (8.75% at December 31, 1997). All borrowings under the facility are subject to a formula based, generally, on accounts receivable and inventory. The Company intends to use the credit facility, when needed, for working capital and general corporate purposes. No amounts were outstanding under this agreement at December 31, 1997.

16. LONG TERM DEBT

     On December 10, 1997, the Company finalized a second agreement with Comerica Bank ("Comerica") extending up to a $500,000 line of credit to the Company for capital expenditures, secured by a first priority interest in the Company's assets. The credit facility bears interest at a rate of prime plus .5% per annum (9.0% at December 31, 1997). The line expires on December 10, 1998. The principal balance will amortize over a thirty six (36) month period. Borrowings are at 80% of the capital expenditure. No amounts were outstanding under this agreement at December 31, 1997.

17. EXTRAORDINARY ITEM

     On May 14, 1997, the Company repaid the $1,600,000 principal amount Bridge Notes in connection with the Company's Offering. An extraordinary charge of $234,149 (net of tax benefit of $143,511) was incurred for the early extinguishment of those notes.

18. NON-RECURRING CHARGE

     On September 17, 1997, the Company repurchased the exclusive distribution rights of its products into the European market from an independent distributor for 50,000 shares of common stock. This resulted in a non-recurring charge of $256,250.

19. SUBSEQUENT EVENTS (UNAUDITED)


             On March 2, 1998, the Company entered into an agreement with accredited investors and institutional purchasers for the private placement (the "Debt Placement") of its 12% Senior Subordinated Notes due 1999 (the "Notes") and 450,000 warrants (the "Warrants"). The Debt Placement was consummated on March 19, 1998. The Warrants are (i) exerciseable commencing on May 15, 1998, and for five years thereafter for the purchase of one share of Common Stock per Warrant (the "Warrant Shares"); and (ii) at an exercise price of $5.812 per share. The Company has agreed to file a registration statement with respect to the Warrant Shares within 45 days of the date the Warrants are issued. The Notes
(i) bear interest at a rate of 12% per annum payable semi-annually; (ii) mature on the first anniversary of the date of issuance; and (iii) may be repaid by the Company prior to maturity at one hundred and two (102% ) percent of the amount of the unpaid principal and interest due as of the date of repayment. If the Notes are unpaid at maturity, each Note holder has the option to convert the outstanding principal and interest then due on such Note into Common Stock of the Company (the "Conversion Shares") at a conversion price equal to eighty (80%) percent of the average of the five lowest closing bid prices for the twenty consecutive trading days prior to the date of conversion. The unpaid principal and interest then due on the Notes is convertible into a maximum aggregate amount of 500,000 shares of Common Stock. Depending on the stock price prior to conversion, more than 500,000 shares of common stock may be required to permit conversion of one hundred (100%) percent of the unpaid principal and interest then due on the Notes into Common Stock. The Company has agreed to present a proposal to its stockholders at the next annual meeting of its stockholders to approve issuance of a sufficient number of shares of Common Stock to permit conversion upon default of one hundred (100%) percent of the unpaid principal and interest then due on all of the outstanding Notes to Common Stock. The Company has agreed to file a registration statement with respect to any Conversion Shares within 45 days of the date the Notes mature, if the Notes are then unpaid. The net proceeds of the Debt Placement, estimated to be approximately $4.2 million, will be used to launch the Company's new products, current product development activities, and general working capital needs.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


    The information required in ITEM 9, is hereby incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 1998 Annual Meeting of its Stockholders ("Proxy Statement")

ITEM 10. EXECUTIVE COMPENSATION.

    The information required in ITEM 10 is hereby incorporated by reference to the Registrant's Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required in ITEM 11 is hereby incorporated by reference to the Registrant's Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required in ITEM 12 is hereby incorporated by reference to the Registrant's Proxy Statement.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.


    EXHIBIT        DOCUMENT
      NO.          DESCRIPTION
      ---          -----------
       1.1         Form of Underwriting Agreement (1)

       1.2         Form of Underwriter's Purchase Option granted to M. H. Meyerson & Co., Inc. (1)

       2.l.        Contribution Agreement, dated February 29, 1996, by and among the Registrant and Robert H. Gurevitch,
                   Hiroki Umezaki, Fred Kinley and Dewey Perrigo, as Members of United Medical Diagnostic Systems, LLC.
                   (2).

       2.2.        Contribution Agreement, dated February 29, 1996, by and among the Registrant and Robert H. Gurevitch,
                   Anatoly Borodyansky and Dewey Perrigo, as stockholders of Bavarian Dental Instruments, Inc. (2)

       2.3         Dental/Medical Diagnostic Systems, Inc. 1997 Stock Incentive Plan. (2)

       3.1.        Amended and Restated Certificate of Incorporation of the Registrant. (2)

       3.2.        Bylaws of the Registrant. (2)

       4.1         Specimen Stock Certificate of the Registrant. (1)

       4.2         Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant and form of Warrant Certificate. (3)

      10.1         Agency Agreement dated as of October 23, 1996, by and between the Registrant and M.H. Myerson & Co.,
                   Inc. (4)

      10.2         Form Subscription Agreement. (4)

      10.3.        Supplement No. 1 to Confidential Term Sheet, dated November 14, 1996. (4)

    EXHIBIT        DOCUMENT
      NO.          DESCRIPTION
      ---          -----------
     10.4          Form of Secured Convertible Promissory Note dated as of November 25, 1996,  issued by the Registrant, and a Schedule of Warrant Holders. (4)

     10.5          Form of Warrant for the Purchase of Shares of Common Stock, dated as of November 25, 1996, issued by the Registrant and a Schedule of Warrant Holders. (4)

     10.6          Form of Lock-Up Agreement Letter, dated January 31, 1997, addressed to M. H. Myerson & Co., Inc. from certain purchasers of Registrant's Common Stock, listed on the Schedule thereto. (2)

     10.7          Form of Registration Rights Agreement Letter, dated January 31, 1997, from Registrant to those certain purchasers of the Registrant's Common Stock listed on the Schedule thereto. (2)

     10.8          Commitment Letter, dated February 13, 1997, from Comerica Bank confirming the existence of a secured line of credit for the Registrant. (2)

     10.9          Security Agreement, dated as of November 25, 1996, entered into by the Registrant. (4)

     10.10         Employment Agreement, dated as of October 1, 1996, entered into by the Registrant and Robert H.
                   Gurevitch. (4)

     10.11         Employment Agreement, dated as of October 1, 1996, entered into by the Registrant and Dewey Perrigo. (4)

     10.12         Letter of Intent, dated August 23, 1996, between the Registrant and Olympus Japan Co., Ltd. (2)

     10.13         Distribution Agreement, dated as of October 1, 1996, between the Registrant and Boston Marketing
                   Company,  Ltd., as amended. (2)

     10.14         Distributor Agreement, dated August 29, 1996, between the Registrant and 479671 BC Ltd. d/b/a/
                   National Dental Direct. (2)

     10.15         Distributor Agreement, dated June 1, 1996, between the Registrant and Michel Van Gerven, Imaging
                   Concepts NV  (2)

     10.16         Distributor Agreement, dated May 23, 1996, between the Registrant and New Image Industries Pty Ltd
                   NII. (2)

     10.17         Distributor Agreement, dated September 19, 1996, between the Registrant and Macana, Inc. d/b/a Florida
                   Dental and Medical Supply. (2)

     10.18         Form of Distributor Agreement, dated May 30, 1996, between the Registrant and David Lok. (2)

     10.19         Sales Representative Agreement, dated October 28, 1996, between the Registrant and Boston Marketing
                   Company,  Ltd. (2)

     10.20         Exclusive Purchase Agreement, dated October 28, 1996, between the Registrant and Fujimi Optics Corp.
                   (2)

     10.21         1996 Systems Integrator/Value Added Integrator Agreement, dated April 1, 1996, between the Registrant and Sony Business & Professional Products Group, Sony Electronics, Inc. (2)

     10.22         Letter of Authorization, dated December 25, 1995, from JV Dentoral in favor of BDI; and Declaration of
                   Exclusive Right, dated December 25, 1995, made by JV Dentoral in favor of BDI. (5)

     10.23         Letter of Authorization, dated January 3, 1996, from NPO Altech in favor of BDI; and Declaration of
                   Exclusive Rights dated December 24, 1995, made by NPO Altech in favor of BDI. (5)

    EXHIBIT        DOCUMENT
      NO.          DESCRIPTION
      ---          -----------
     10.24         Promissory Note, dated February 1, 1996, made by the Registrant in favor of Boston Marketing Company,
                   Ltd. (2)

     10.25         Promissory Note, dated February 15, 1996, made by the Registrant in favor of Boston Marketing Company,
                   Ltd.  (2)

     10.26         Promissory Note, dated April 11, 1996, made by the Registrant in favor of Boston Marketing Company,
                   Ltd. (2)

     10.27         Extension of Promissory Note, dated November 5, 1996, between the Registrant and Boston Marketing
                   Company,  Ltd. (4)

     10.28         Promissory Note, dated February 1, 1996, between the Registrant and Robert H. Gurevitch. (2)

     10.29         Promissory Note, dated February 15, 1996, made by the Registrant in favor of Robert H. Gurevitch.(2)

     10.30         Extension of Promissory Note, dated November 5, 1996, between the Registrant and Robert H. Gurevitch.
                   (4)

     10.31         Form of Indemnification Agreement and Schedule of Indemnified Parties. (3)

     10.32         Form of Notice of Vested Stock Option Letter and Schedule of Recipients. (3)

     10.33         Commercial Security Agreement between the Registrant and Hitachi Electronics (America), Inc. (1)

     10.34         Standard Office Lease, dated October 30, 1995, between John Hancock Mutual Life Insurance Company
                   ("John Hancock") and the Registrant, for Suite 202 at 200 North Westlake Boulevard Office; and
                   Guaranty of Lease, dated November 6, 1995, made by Robert H. Gurevitch in favor of John
                   Hancock.(2)

     10.35         Industrial Lease, dated October 23, 1995, between Registrant and The Irvine Company, for One
                   Technology Park Office.(2)

     10.36         Agreement between the Registrant and DMD NV dated as of September 30, 1997. (6)

     10.37         Agreement between the Registrant and Ion Laser Technology, Inc., dated as of October 15, 1997.+

     10.38         Agreement between the Registrant and Suni Imaging Microsystems, Inc. dated October 10, 1997.+

     10.38.1       Extension of automatic termination provisions of agreement between the Registrant and Suni
                   Imaging Microsystems, Inc., dated November 11, 1997.



     10.39         Purchase Agreement by and among the Registrant and the purchasers named therein with respect to the sale and purchase of an aggregate of $4,500,000 aggregate principal amount of the
                   Registrant's 12% Senior Subordinated Notes due 1999, and Warrants dated as of March 2, 1998.+



     10.40         Form of 12% Senior Subordinated Note due 1999.

     10.41         Form of Common Stock Purchase Warrant.


    EXHIBIT        DOCUMENT
      NO.          DESCRIPTION
      ---          -----------

     10.42         Revolving Credit Loan and Security Agreement between the Registrant and Comerica
                   Bank-California, dated as of December 10, 1997.+



     10.43         Variable Rate-Single Payment Note of the Company in form of Comerica Bank-California, dated as of December, 10, 1997.+



     10.44         First modification to Variable Rate-Single Payment Note, between the Company and Comerica
                   Bank-California, dated as of December 24, 1997.



     11.1          Statement Re:  Computation of per share earnings.

     21.1          Subsidiaries of the Registrant.

     23.           Consent of Coopers & Lybrand, LLP.

     24.1          Power of Attorney (included in signature page attached to this Form 10-K/SB).

     27.1          Financial Data Schedule.


------------

       + The Registrant has requested confidential treatment for portions of the referenced exhibit.

      (1) Incorporated by reference to exhibits to Pre-effective Amendment No. 1 to the Registration Statement on Form SB-2 of the Registrant filed on April 7, 1997 (File No. 333-22507).

      (2) Incorporated by reference to exhibits to the Registrant's Registration Statement on Form SB-2 filed on February 28, 1997 (File No. 333-22507).


      (3) Incorporated by reference to exhibits to Pre-effective Amendment No. 2 to the Registrant's Registration Statement on Form SB- 2 filed on April 30 (File No. 333-22507).

      (4) Incorporated by reference to exhibits to the Registrant's Report on Form 10-QSB, dated November 30, 1996.

      (5) Incorporated by reference from the Registrant's Report on Form 8-K, dated March 1,1996.

      (6) Incorporated by referenced from exhibits to the Registrant's Report on Form 10-QSB dated September 30, 1997.

 (B) REPORTS ON FORM 8-K.

     In the last fiscal quarter, the Registrant has filed the following Reports on Form 8-K:

     (1) On November 14, 1997, the Company filed a Form 8-K regarding the definitive distribution agreement with Ion Laser Technology, ILT., and the definitive development and licensing agreement with Suni Imaging Microsystems, Inc.

     (2) On December 18, 1997, the Company filed a Form 8-K announcing that the staff of the United States Food and Drug Administration had notified the Company that a 501(K) pre-market notification would be required for connection with the TeliCam Intra-Oral camera.

     (3) On March 17, 1998, the Company filed a Form 8-K, announcing the proposed Debt Placement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Los Angeles and State of California on the 31st day of March 1998.

                                      DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC.

                                      By: /s/    ROBERT H. GUREVITCH
                                         ---------------------------------------
                                         Robert H. Gurevitch
                                         Chairman and Chief Executive Officer

                               POWER OF ATTORNEY

     Each person whose signature appears below constitutes and appoints Robert
H. Gurevitch, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated:

                       SIGNATURE                                    TITLE
                       ---------                                    -----                  DATE

/s/ ROBERT H. GUREVITCH                                   Chairman, Chief Executive     March 31, 1998
--------------------------------------------------------  Officer, and Director
Robert H. Gurevitch

/s/ JACK D. PRESTON                                       Director                      March 31, 1998
--------------------------------------------------------
Jack D. Preston

/s/ RONALD E. WITTMAN                                     Chief Financial Officer,      March 31, 1998
--------------------------------------------------------  Principal Accounting
Ronald E. Wittman                                         Officer

/s/ MARVIN H. KLEINBERG                                   Director                      March 31, 1998
--------------------------------------------------------
Marvin H. Kleinberg
