Form 10KSB/A
period 1997-12-31
DENTAL MEDICAL DIAGNOSTIC SYSTEMS INC
filed 1998-04-24
CIK 738194

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                               AMENDMENT NO. 1 TO

                                  FORM 10-KSB
                            ------------------------
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                          COMMISSION FILE NO. 0-12850

                            ------------------------

                    DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                    DELAWARE                                        13-3152648
        (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

           200 N. WESTLAKE BOULEVARD                                  91362
                   SUITE 202                                        (ZIP CODE)
          WESTLAKE VILLAGE, CALIFORNIA
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

     Amendment to include Items 9-12 of Part III. Portions of the Registrant's definitive Proxy Statement will not be incorporated by reference into this form 10KSB-A.

     Transitional Small Business Disclosure format:  Yes [ ]  No [X]

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

================================================================================

                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

INFORMATION WITH RESPECT TO DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the Directors and executive officers of the Company as of December 31, 1997.

                        EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers and Directors of the Company are as follows:

                                                           YEAR
                                                           FIRST
                                                          ELECTED
                                                            OR
                                                         APPOINTED
                                          AGE AT             A
               NAME                 DECEMBER 31, 1997    DIRECTOR             PRINCIPAL OCCUPATION
               ----                 ------------------   ---------   ---------------------------------------
DIRECTORS
Robert H. Gurevitch...............          54             1996      MR. GUREVITCH has been Chairman of the
                                                                     Board, Chief Executive Officer and
                                                                     President of the Company since March
                                                                     1996, and was appointed Secretary of
                                                                     the Company in February 1997. Mr.
                                                                     Gurevitch founded Dental Medical
                                                                     Diagnostic Systems, LLC ("DMD") in
                                                                     October 1995 and was its Chief
                                                                     Executive Officer until it was acquired
                                                                     by the Company. From November 1994
                                                                     until February 1995, Mr. Gurevitch
                                                                     served as Chief Executive Officer of
                                                                     Dycam, Inc., a manufacturer and
                                                                     marketer of digital cameras. From 1987
                                                                     until his retirement in August 1993,
                                                                     Mr. Gurevitch served as Chief Executive
                                                                     Officer and Chairman of the Board at
                                                                     New Image Industries, Inc. ("New
                                                                     Image"), a manufacturer and distributor
                                                                     of intraoral cameras.
Marvin H. Kleinberg...............          70             1996      MR. KLEINBERG has been a Director of
                                                                     the Company since March 1996. Mr.
                                                                     Kleinberg is a founding partner of the
                                                                     law firm Kleinberg & Lerner, LLP, and
                                                                     has been a member of that law firm and
                                                                     its various predecessors since 1980.
                                                                     Mr. Kleinberg has practiced in the area
                                                                     of intellectual property law since
                                                                     1954. Mr. Kleinberg serves as an
                                                                     adjunct lecturer in Patent Law at the
                                                                     Franklin Pierce Law Center and is on
                                                                     the advisory council of the PTC
                                                                     Foundation, which publishes "IDEA."

                                                           YEAR
                                                           FIRST
                                                          ELECTED
                                                            OR
                                                         APPOINTED
                                          AGE AT             A
               NAME                 DECEMBER 31, 1997    DIRECTOR             PRINCIPAL OCCUPATION
               ----                 ------------------   ---------   ---------------------------------------
Jack D. Preston...................          64             1997      DR. PRESTON has been a Director of the
                                                                     Company since March of 1997. Dr.
                                                                     Preston became a consultant to the
                                                                     Company in June of 1997. Dr. Preston
                                                                     has been The Don and Sybil Harrington
                                                                     Foundation Professor of Esthetic
                                                                     Dentistry at the University of Southern
                                                                     California School of Dentistry since
                                                                     1979 where he is also the Chairman of
                                                                     the Department of Oral and
                                                                     Maxillofacial Imaging and the director
                                                                     of Informatics. Dr. Preston is also
                                                                     currently a Diplomate of the American
                                                                     Board of Prosthodontics. Dr. Preston is
                                                                     an international lecturer on various
                                                                     aspects of dentistry, an author of
                                                                     three textbooks and numerous articles
                                                                     and invited chapters, and is widely
                                                                     considered to be a leading expert on
                                                                     current and future applications of
                                                                     computer technology in dentistry.
OTHER EXECUTIVE OFFICERS
Ronald E. Wittman.................          52             1997      MR. WITTMAN has been the Chief
                                                                     Financial Officer of the Company since
                                                                     September 1996. Mr. Wittman was also
                                                                     elected Director of the Company in
                                                                     February 1997 and served until March
                                                                     1997. Mr. Wittman did not seek
                                                                     reelection in 1997. From September 1994
                                                                     to September 1996, Mr. Wittman was the
                                                                     Vice President of Finance and
                                                                     Administration and the Chief Financial
                                                                     Officer of FMS Corporation, a
                                                                     manufacturer of defense related
                                                                     products which declared bankruptcy in
                                                                     1995.
                                                                     Mr. Wittman served as Corporate
                                                                     Controller of Whittaker Corporation, an
                                                                     aerospace, defense electronics and
                                                                     manufacturing corporation from May 1993
                                                                     to September 1994. From 1987 to May
                                                                     1993, Mr. Wittman served as Corporate
                                                                     Controller at DAK Industries, a
                                                                     manufacturer and distributor of
                                                                     consumer electronics, computers, and
                                                                     computer software.
Dewey Perrigo.....................          44                       MR. PERRIGO has served as the Company's
                                                                     Vice President of Sales since March
                                                                     1996. Commencing in October 1995, he
                                                                     served in the same capacity at DMD,
                                                                     LLC. From 1988 through September 1995,
                                                                     Mr. Perrigo served as the Director of
                                                                     Sales of New Image.

                                                           YEAR
                                                           FIRST
                                                          ELECTED
                                                            OR
                                                         APPOINTED
                                          AGE AT             A
               NAME                 DECEMBER 31, 1997    DIRECTOR             PRINCIPAL OCCUPATION
               ----                 ------------------   ---------   ---------------------------------------
Merle Roberts.....................          48                       MR. ROBERTS joined the Company in
                                                                     February 1996 as Director of
                                                                     Operations. On July 1, 1996, he was
                                                                     promoted to Vice President of
                                                                     Manufacturing. From 1988 until May
                                                                     1994, Mr. Roberts served as Materials
                                                                     Manager for Advanced Interventional
                                                                     Systems, a medical laser manufacturer.
                                                                     From June 1994 until January 1996 Mr.
                                                                     Roberts was an independent consultant
                                                                     providing materials, management and
                                                                     purchasing services to a variety of
                                                                     businesses. Mr. Roberts has taught
                                                                     material management and related
                                                                     subjects at several Southern California
                                                                     colleges and universities, and has
                                                                     served as a professional consultant on
                                                                     these topics.

     The Directors hold office until the Annual Meeting of Stockholders next following their election and/or until their successors are elected and qualified. Officers are elected by the Board of Directors and serve at the discretion of the Board.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act requires the Company's executive officers, Directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, Directors and greater-than-ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file with the SEC. Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that during the year ended December 31, 1997, all relevant
Section 16(a) filing requirements were complied with, provided that: (1) with respect to Ronald E. Wittman, Chief Financial Officer of the Company, no Form 4 was filed to report the acquisition of 1,000 shares of Common Stock on November 23, 1997 at a price of $9.38 per share; (2) with respect to Merle Roberts, Vice President of Manufacturing of the Company, no Form 4 was filed to report the acquisition of 10,000 shares of Common Stock and 10,000 of the Company's Redeemable Common Stock Purchase Warrants in open market transactions on May 9, 1997 at a purchase price of $4.50 in the case of the shares of Common Stock and $5.00 per warrant in the case of the Redeemable Common Stock Purchase Warrants; and (3) with respect to Jack Preston, a Director of the Company, No Form 3, and no Form 4 was filed with respect to 5,000 shares of Common Stock purchased on June 19, 1997 at $5.88 per share and 1,000 shares of Common Stock purchased on November 26, 1997 at $9.50 per share. The Company has received no other information with respect to any required filings by its executive officers, Directors, and/or any greater-than-ten-percent stockholders of any class of its securities.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     During 1997, Dr. Preston was granted options to purchase 33,000 shares of Common Stock. Such options vest over a three-year period at the rate of 11,000 shares per year from the date of grant and are exercisable at a price of $4.50 per share. Dr. Preston exercised no options in 1997. Mr. Kleinberg was granted options to purchase 11,000 shares of Common Stock in fiscal 1997, vesting over three years at the rate of approximately 3,667 per year from the date of grant, and are exercisable at a price of $5.125 per share. Mr. Kleinberg exercised no options in 1997. Effective April 1997, the Company compensated each of its Directors who are not Officers of, or otherwise employed by, the Company ("Independent Directors") in the form of a $500 fee for their personal attendance at a formal meeting of the Board of Directors. No compensation is paid for telephonic meetings. A total of $2,000 was paid to the Directors, as a group, for Board meeting attendance. Dr. Preston acts as a consultant to the Company from time to time at the request of the Board, and was paid $22,000 in consulting fees in 1997. There is no written consulting contract between the Company and Dr. Preston. In addition, the Company pays all expenses paid by its Directors for travel, etc. which are directly related to Company business and are within the scope of their positions with the Company, and granted options to each of its Directors, as compensation for serving as Directors.

EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation paid by the Company during the year ended December 31, 1997 to Robert H. Gurevitch, the principal executive officer of the Company, and each of the Company's most highly compensated executive officers whose salary and bonus exceeded $100,000 during such year and other significant employees.

                           SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION                LONG TERM COMPENSATION
                                      ---------------------------------   -----------------------------------
                                                                                   AWARDS             PAYOUTS
                                                                          -------------------------   -------
                                                              OTHER                     SECURITIES                  ALL
                                                              ANNUAL      RESTRICTED    UNDERLYING     LTIP        OTHER
                                       SALARY     BONUS    COMPENSATION     STOCK      OPTIONS/SARS   PAYOUTS   COMPENSATION
 NAME AND PRINCIPAL POSITION   YEAR     ($)        ($)         (2)         AWARD(S)        (#)          ($)         ($)
 ---------------------------   ----   --------   -------   ------------   ----------   ------------   -------   ------------
Robert H. Gurevitch(1).......  1997   $250,885        --          --            --        50,000           --          --
Chairman of the Board          1996    153,300        --          --            --         5,120           --          --
 of Directors, Chief
Executive Officer, President
and Secretary
Dewey Perrigo(1).............  1997   $137,308        --          --            --        25,000           --          --
Vice President of Sales        1996    103,800        --          --            --        34,133           --          --
Ronald E. Wittman............  1997   $114,923        --          --            --        50,000           --          --
Chief Financial Officer        1996     25,000        --          --            --            --           --          --
Merle Roberts................  1997   $ 89,308        --          --            --        25,000           --          --
Vice President of              1996     68,962        --          --            --        17,066           --          --
Manufacturing

---------------
(1) For a description of employment agreements between these executive officers and the Company, see "Employment Agreements with Executive Officers" below this table.

(2) Certain of the officers of the Company routinely receive other benefits from the Company, including travel reimbursement, the amounts of which are customary in the industry. The Company has concluded, after reasonable inquiry, that the aggregate amounts of such benefits during fiscal 1997, did not exceed the lesser of $50,000 or 10% of the compensation set forth above as to any named individual.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

     The Company and Mr. Gurevitch have entered into an agreement whereby Mr. Gurevitch has agreed to serve as Chairman of the Board of Directors and Chief Executive Officer of the Company until October 1, 1999. Mr. Gurevitch's agreement provides for compensation including salary at a minimum annual base compensation rate of $180,000 prior to March 1, 1997 and $275,000 thereafter, and a car allowance and a standard benefits package. Pursuant to the terms of his agreement, Mr. Gurevitch may not have any ownership interest, or participate in any way, in any venture which competes with the Company for a period of three years after the termination of the agreement; provided, however, that the Company must pay Mr. Gurevitch a fee of $10,000 annually for each of the three years in consideration for this non-competition agreement.

     The Company has also entered into an agreement with Mr. Perrigo pursuant to which Mr. Perrigo has agreed to serve as the Company's Vice President of Sales until October 1, 1999. Mr. Perrigo's compensation will include salary at a minimum annual base compensation rate of $100,000 prior to March 1, 1997 and $150,000 thereafter, and a car allowance and a standard benefits package.

OPTIONS GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information regarding grants of stock options made during the fiscal year ended December 31, 1997 to the executive officers named in the Summary Compensation Table ("Named Executive Officers"). The Company did not grant any stock appreciation rights in 1997.

                             OPTION GRANTS IN 1997

                                                 PERCENT OF TOTAL
                                    NUMBER OF     OPTIONS GRANTED
                                    SECURITIES    TO EMPLOYEES IN
                                    UNDERLYING   FISCAL YEAR ENDED   EXERCISE OF    MARKET PRICE
                                     OPTIONS       DECEMBER 31,          BASE         ON DATE      EXPIRATION
               NAME                  GRANTED           1997          PRICE ($/SH)   OF GRANT (1)      DATE
               ----                 ----------   -----------------   ------------   ------------   ----------
Robert H. Gurevitch...............    50,000             10.85%         $5.638         $5.125      9/18/2002
Dewey Perrigo.....................    25,000              5.43%         $5.125               *     9/18/2002
Ronald E. Wittman.................    25,000       10.85%(total)        $4.50           *            5/8/2002
                                      25,000                            $5.125          *           9/18/2002
Merle Roberts.....................    25,000              5.43%         $5.125          *           9/18/2002

---------------
* Unless otherwise indicated, all options were granted at fair market value on the date of grant in accordance with the Company's 1997 Stock Incentive Plan. Fair market value is the average of the bid and asked price for the Common Stock on the trading day prior to grant on the Nasdaq SmallCap Market.

     The following table sets forth, for those Named Executive Officers who held stock options at fiscal year end, certain information regarding the number of shares of Common Stock underlying stock options held at fiscal year end, and the value of options held at fiscal year end based upon the closing market price of the Common Stock at December 31, 1997 on the Nasdaq SmallCap Market.

 AGGREGATED FISCAL YEAR END OPTION EXERCISES AND FISCAL YEAR END OPTION VALUES

                                                           NUMBER OF SECURITIES
                                                                UNDERLYING               VALUE OF UNEXERCISED
                                 SHARES                   UNEXERCISED OPTIONS AT         IN-THE-MONEY OPTIONS
                               ACQUIRED ON    VALUE          DECEMBER 31, 1997           AT DECEMBER 31, 1997
                                EXERCISE     REALIZED   ---------------------------   ---------------------------
            NAME                 (#)(1)       ($)(1)    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
            ----               -----------   --------   -----------   -------------   -----------   -------------
Robert H. Gurevitch..........       0              --      5,120         50,000         $ 7,639       $ 74,600
Dewey Perrigo................       0              --     34,133         25,000          68,437         50,125
Ronald E. Wittman............       0              --     25,000         25,000          65,750         50,125
Merle Roberts................       0              --     17,066         25,000          34,217         50,125

---------------
(1) No options were exercised in fiscal year 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

     The following table sets forth as of April 7, 1998 certain information relating to the ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock, (ii) each of the Company's Directors, (iii) each of the Company's Named Executive Officers, and (iv) all of the Company's executive officers and Directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each of such persons has the sole voting and investment power with respect to the shares owned. Unless otherwise indicated, the address for each of the principal stockholders is c/o Dental/Medical Diagnostic Systems, Inc., 200 N. Westlake Boulevard, Suite 202, Westlake Village, California 91362.

                                                                NUMBER OF SHARES
                            NAME                              BENEFICIALLY OWNED(1)    PERCENTAGE(1)
                            ----                              ---------------------    -------------
Robert H. Gurevitch(2)......................................          875,498              17.1%
Marvin H. Kleinberg(3)......................................            5,120                 *
Dewey Perrigo(4)............................................          119,464               2.3%
Jack D. Preston(5)..........................................           13,000                 *
Merle Roberts(6)............................................           37,066                 *
Ronald Wittman(7)...........................................           26,000                 *
J. Steven Emerson(8)........................................          355,134               6.7%
  1056 Ilona Avenue, Los Angeles, CA 90064
All Officers and Directors as a Group (6 Persons)(9)........        1,076,148              20.6%

---------------
* Less than one percent.

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2) Includes 5,120 shares of Common Stock underlying options which were exercisable on or which will become exercisable within 60 days of April 1, 1998.

(3) Includes 5,120 shares of Common Stock underlying options which were exercisable on or which will become exercisable within 60 days of April 1, 1998.

(4) Includes 34,133 shares of Common Stock underlying options which were exercisable on or which will become exercisable within 60 days of April 1, 1998.

(5) Includes 11,000 shares of Common Stock underlying options which were exercisable on or which will become exercisable within 60 days of April 1, 1998.

(6) Includes 17,066 shares of Common Stock underlying options which were exercisable on or which will become exercisable within 60 days of April 1, 1998.

(7) Includes 25,000 shares of Common Stock underlying options which were exercisable on or which will become exercisable within 60 days of April 1, 1998.

(8) Includes 100,000 shares of Common Stock underlying Common Stock purchase Warrants issued in the Debt Placement and 48,000 shares of Common Stock underlying an aggregate of 48,000 of the Company's Redeemable Common Stock Purchase Warrants which were exercisable on or which will become exercisable within 60 days of April 1, 1998. See Item 12 "Certain Relationships and Related Transactions."

(9) Includes 97,439 shares of Common Stock underlying options which were exercisable on or which will become exercisable within 60 days of April 1, 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 1996, the Company entered into an agreement with Boston Marketing Company, Ltd. ("Boston Marketing") pursuant to which the Company obtained worldwide marketing rights in the dental market for the CCU processor and the CCD chip (together, a "Teli Unit") used in the Company's TeliCam System as well as the right to use the "TeliCam" trademark. At the time the Company entered into this agreement, Hiroki Umezaki was an officer, Director and principal stockholder of the Company and is a substantial stockholder and the President of Boston Marketing. Mr. Umezaki is no longer an affiliate or a Director of the Company. At December 31, 1997, the Company owed Boston Marketing approximately $84,300 in connection with Teli Units purchased by the Company prior to that date. From December 31, 1996 to December 31, 1997, the Company purchased 4,392 Teli Units at an aggregate cost of $2,876,275 from Boston Marketing. In addition, the Company had an agreement with Mr. Umezaki pursuant to which he was to receive a 15% commission on all sales made by the Company in Asia, except Japan in which his commission was to be 12%. This agreement resulted in Mr. Umezaki earning $84,441 in commissions through December 31, 1997. This agreement has been orally amended to provide that Mr. Umezaki will receive a 12% commission on sales made in Japan only. This oral agreement is currently being documented with these changed terms and the Company believes that the new agreement will be signed with the new terms as described above.

     From December 1995 through February 1996, Robert H. Gurevitch, Chairman of the Board and Chief Executive Officer of the Company, and Boston Marketing, an affiliate of Mr. Umezaki, each loaned the Company $177,015 and $200,000, respectively. The promissory notes evidencing such loans bear interest at 6% per annum and were originally payable within six months. On February 26, 1996, the Company repaid $50,000 to each of Mr. Gurevitch and Boston Marketing. In November 1996, Mr. Gurevitch and Boston Marketing each agreed to extend the term of their respective notes. On May 23, 1997, Boston Marketing was paid the remaining principal balance of its loan plus the accrued interest of $3,526. Mr. Gurevitch was paid $25,000 on July 10, 1997; $26,850 on October 22, 1997; $5,000
on October 30, 1997; $13,787 on November 1, 1997; and $3,447 on December 1, 1997, leaving a balance of approximately $45,030 outstanding at December 31, 1997.

     Mr. Gurevitch and Mr. Umezaki have guaranteed the performance by the Company under the Company's leases for its Irvine and Westlake premises. The Company intends to attempt to obtain releases from the recipients of each of these guarantees and it is possible that the elimination of the availability of these guarantees may require the Company to post collateral or incur increased expense.

     On May 27, 1997, the Company loaned approximately $126,000 to Dewey Perrigo, an officer of the Company, and Andrea Niemiec-Perrigo, an employee of the Company, for the purposes of buying a home. The Promissory Notes evidencing such loan bear interest at prime plus .25% (8.75%) at December 31, 1997 and are due and payable on May 27, 1999.

     On March 2, 1998, the Board of Directors of the Company entered into an agreement (the "Debt Placement Agreement") with accredited investors and institutional purchasers for the private placement (the "Debt Placement") of its 12% Senior Subordinated Notes due 1999 (the "Notes") and 450,000 warrants (the "Warrants"). The Debt Placement was consummated on March 19, 1998. The Company has agreed, pursuant to the Debt Placement Agreement, to present its stockholders with a proposal to approve issuance of a sufficient number of shares of Common Stock to permit conversion upon default of one hundred (100%) percent of the then unpaid $4.5 million aggregate principal amount of the Notes, together with accrued and unpaid interest then due, into shares of Common Stock. See Item 6, "Management's Discussion and Analysis -- Introduction." J. Steven Emerson purchased $1,000,000 aggregate principal amount of the Company's Notes and 100,000 Common Stock purchase Warrants in the Debt Placement. Prior to the Debt Placement, J. Steven Emerson was the beneficial owner (determined in accordance with Rule 13d-3 of the Exchange Act) of approximately 4.94% of the Company's Common Stock. After giving effect to the Debt Placement, J. Steven Emerson will be the beneficial owner, (as determined in accordance with Rule 13d-3 of the Exchange Act) of approximately 6.7% of the Company's Common Stock.

     The Company has adopted a policy whereby all future transactions between the Company and its officers, Directors, principal stockholders or affiliates will be approved by a committee of the Board of Directors, a majority of the members of which will be independent Directors, or, if required by law, a majority of disinterested Directors, and will be on terms no less favorable to the Company than could be obtained in arm's length transactions from unaffiliated third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.

        EXHIBIT
          NO.                           DOCUMENT DESCRIPTION
        -------                         --------------------
          1.1       Form of Underwriting Agreement.(1)
          1.2       Form of Underwriter's Purchase Option granted to M.H.
                    Meyerson & Co., Inc.(1)
          2.l       Contribution Agreement, dated February 29, 1996, by and
                    among the Registrant and Robert H. Gurevitch, Hiroki
                    Umezaki, Fred Kinley and Dewey Perrigo, as Members of United
                    Medical Diagnostic Systems, LLC.(2).
          2.2.      Contribution Agreement, dated February 29, 1996, by and
                    among the Registrant and Robert H. Gurevitch, Anatoly
                    Borodyansky and Dewey Perrigo, as stockholders of Bavarian
                    Dental Instruments, Inc.(2)
          2.3       Dental/Medical Diagnostic Systems, Inc. 1997 Stock Incentive
                    Plan.(2)
          3.1.      Amended and Restated Certificate of Incorporation of the
                    Registrant.(2)
          3.2.      Bylaws of the Registrant.(2)
          4.1       Specimen Stock Certificate of the Registrant.(1)
          4.2       Form of Warrant Agreement between American Stock Transfer &
                    Trust Company and the Registrant and form of Warrant
                    Certificate.(3)
         10.1       Agency Agreement dated as of October 23, 1996, by and
                    between the Registrant and M.H. Myerson & Co., Inc.(4)
         10.2       Form Subscription Agreement.(4)
         10.3.      Supplement No. 1 to Confidential Term Sheet, dated November
                    14, 1996.(4)
         10.4       Form of Secured Convertible Promissory Note dated as of
                    November 25, 1996, issued by the Registrant, and a Schedule of Warrant Holders.(4)
         10.5       Form of Warrant for the Purchase of Shares of Common Stock,
                    dated as of November 25, 1996, issued by the Registrant and a Schedule of Warrant Holders.(4)
         10.6       Form of Lock-Up Agreement Letter, dated January 31, 1997,
                    addressed to M.H. Myerson & Co., Inc. from certain
                    purchasers of Registrant's Common Stock, listed on the
                    Schedule thereto.(2)
         10.7       Form of Registration Rights Agreement Letter, dated January
                    31, 1997, from Registrant to those certain purchasers of the
                    Registrant's Common Stock listed on the Schedule thereto.(2)
         10.8       Commitment Letter, dated February 13, 1997, from Comerica
                    Bank confirming the existence of a secured line of credit
                    for the Registrant.(2)
         10.9       Security Agreement, dated as of November 25, 1996, entered into by the Registrant.(4)
         10.10      Employment Agreement, dated as of October 1, 1996, entered into by the Registrant and Robert H. Gurevitch.(4)
         10.11      Employment Agreement, dated as of October 1, 1996, entered into by the Registrant and Dewey Perrigo.(4)

        EXHIBIT
          NO.                           DOCUMENT DESCRIPTION
        -------                         --------------------
         10.12      Letter of Intent, dated August 23, 1996, between the
                    Registrant and Olympus Japan Co., Ltd.(2)
         10.13      Distribution Agreement, dated as of October 1, 1996, between the Registrant and Boston Marketing Company, Ltd., as
                    amended.(2)
         10.14      Distributor Agreement, dated August 29, 1996, between the
                    Registrant and 479671 BC Ltd. d/b/a/ National Dental
                    Direct.(2)
         10.15      Distributor Agreement, dated June 1, 1996, between the
                    Registrant and Michel Van Gerven, Imaging Concepts NV.(2)
         10.16      Distributor Agreement, dated May 23, 1996, between the
                    Registrant and New Image Industries Pty Ltd NII.(2)
         10.17      Distributor Agreement, dated September 19, 1996, between the
                    Registrant and Macana, Inc. d/b/a Florida Dental and Medical
                    Supply.(2)
         10.18      Form of Distributor Agreement, dated May 30, 1996, between the Registrant and David Lok.(2)
         10.19      Sales Representative Agreement, dated October 28, 1996,
                    between the Registrant and Boston Marketing Company, Ltd.(2)
         10.20      Exclusive Purchase Agreement, dated October 28, 1996,
                    between the Registrant and Fujimi Optics Corp.(2)
         10.21      1996 Systems Integrator/Value Added Integrator Agreement,
                    dated April 1, 1996, between the Registrant and Sony
                    Business & Professional Products Group, Sony Electronics,
                    Inc.(2)
         10.22      Letter of Authorization, dated December 25, 1995, from JV
                    Dentoral in favor of BDI; and Declaration of Exclusive
                    Right, dated December 25, 1995, made by JV Dentoral in favor of BDI.(5)
         10.23      Letter of Authorization, dated January 3, 1996, from NPO
                    Altech in favor of BDI; and Declaration of Exclusive Rights dated December 24, 1995, made by NPO Altech in favor of
                    BDI.(5)
         10.24      Promissory Note, dated February 1, 1996, made by the
                    Registrant in favor of Boston Marketing Company, Ltd.(2)
         10.25      Promissory Note, dated February 15, 1996, made by the
                    Registrant in favor of Boston Marketing Company, Ltd.(2)
         10.26      Promissory Note, dated April 11, 1996, made by the
                    Registrant in favor of Boston Marketing Company, Ltd.(2)
         10.27      Extension of Promissory Note, dated November 5, 1996,
                    between the Registrant and Boston Marketing Company, Ltd.(4)
         10.28      Promissory Note, dated February 1, 1996, between the
                    Registrant and Robert H. Gurevitch.(2)
         10.29      Promissory Note, dated February 15, 1996, made by the
                    Registrant in favor of Robert H. Gurevitch.(2)
         10.30      Extension of Promissory Note, dated November 5, 1996,
                    between the Registrant and Robert H. Gurevitch.(4)
         10.31      Form of Indemnification Agreement and Schedule of
                    Indemnified Parties.(3)
         10.32      Form of Notice of Vested Stock Option Letter and Schedule of
                    Recipients.(3)
         10.33      Commercial Security Agreement between the Registrant and
                    Hitachi Electronics (America), Inc.(1)

        EXHIBIT
          NO.                           DOCUMENT DESCRIPTION
        -------                         --------------------
         10.34      Standard Office Lease, dated October 30, 1995, between John
                    Hancock Mutual Life Insurance Company ("John Hancock") and
                    the Registrant, for Suite 202 at 200 North Westlake
                    Boulevard Office; and Guaranty of Lease, dated November 6,
                    1995, made by Robert H. Gurevitch in favor of John
                    Hancock.(2)
         10.35      Industrial Lease, dated October 23, 1995, between Registrant and The Irvine Company, for One Technology Park Office.(2)
         10.36      Agreement between the Registrant and DMD NV dated as of
                    September 30, 1997.(6)
         10.37      Agreement between the Registrant and Ion Laser Technology,
                    Inc., dated as of October 15, 1997.+*
         10.38      Agreement between the Registrant and Suni Imaging
                    Microsystems, Inc. dated October 10, 1997.+*
         10.38.1    Extension of automatic termination provisions of agreement between the Registrant and Suni Imaging Microsystems, Inc., dated November 11, 1997.*
         10.39      Purchase Agreement by and among the Registrant and the
                    purchasers named therein with respect to the sale and
                    purchase of an aggregate of $4,500,000 aggregate principal amount of the Registrant's 12% Senior Subordinated Notes due
                    1999, and Warrants dated as of March 2, 1998.
         10.40      Form of 12% Senior Subordinated Note due 1999.*
         10.41      Form of Common Stock Purchase Warrant.*
         10.42      Revolving Credit Loan and Security Agreement between the
                    Registrant and Comerica Bank-California, dated as of
                    December 10, 1997.+*
         10.43      Variable Rate-Single Payment Note of the Company in form of
                    Comerica Bank-California, dated as of December, 10, 1997.+*
         10.44      First modification to Variable Rate-Single Payment Note,
                    between the Company and Comerica Bank-California, dated as of December 24, 1997.*
         11.1       Statement Re: Computation of per share earnings.*
         21.1       Subsidiaries of the Registrant.*
         23.        Consent of Coopers & Lybrand, LLP.
         24.1       Power of Attorney (included in signature page attached to
                    this Form 10-K/SB).*
         27.1       Financial Data Schedule.

---------------
 + The Registrant has requested confidential treatment for portions of the referenced exhibit.

 * Filed as an exhibit to the Registrant's initial Report on Form 10-KSB for the fiscal year ended December 31, 1997. This Form 10-KSB-A is an amendment to that Report.

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

          (2) On December 18, 1997, the Company filed a Form 8-K announcing that the staff of the United States Food and Drug Administration had notified the Company that a 510(k) pre-market notification would be required for connection with the TeliCam Intra-Oral camera.

          (3) On March 17, 1998, the Company filed a Form 8-K, announcing the proposed Debt Placement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Report on Form 10KSB to be signed on its behalf by the undersigned thereunto duly authorized in the City of Los Angeles and State of California on the 24th day of April 1998.

                                         DENTAL/MEDICAL DIAGNOSTIC
                                         SYSTEMS, INC.

                                         By:    /s/ ROBERT H. GUREVITCH
                                           -------------------------------------
                                                    Robert H. Gurevitch
                                           Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated:

                      SIGNATURE                                       TITLE                      DATE
                      ---------                                       -----                      ----

               /s/ ROBERT H. GUREVITCH                      Chairman, Chief Executive        April 24, 1998
-----------------------------------------------------         Officer, and Director
                 Robert H. Gurevitch

                 /s/ JACK D. PRESTON                                Director                 April 24, 1998
-----------------------------------------------------
                   Jack D. Preston

                /s/ RONALD E. WITTMAN                       Chief Financial Officer,         April 24, 1998
-----------------------------------------------------     Principal Accounting Officer
                  Ronald E. Wittman

               /s/ MARVIN H. KLEINBERG                              Director                 April 24, 1998
-----------------------------------------------------
                 Marvin H. Kleinberg