Form 10QSB
period 1998-03-31
DENTAL MEDICAL DIAGNOSTIC SYSTEMS INC
filed 1998-05-15
CIK 738194

                     The SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

MARK ONE:

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 0-12850

                     DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

                Delaware                               13-3185553
     -------------------------------               -------------------
     (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                Identification No.)

          200 N. Westlake Blvd., Suite 202, Westlake Village, CA 91362
         --------------------------------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code (805) 381-2700.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares of registrant's common stock outstanding as of May 13, 1998: 5,120,897

Transitional Small Business Disclosure Format Yes [ ] No [X]

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                 March 31, 1998


                                                                                PAGE
                                                                                ----
PART I - FINANCIAL INFORMATION

  Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheet-March 31, 1998                          3

     Condensed Consolidated Statements of Operations
       Three Month Periods Ended March 31, 1998 and 1997                          4

     Condensed Consolidated Statements of Cash Flows
       Three Month Periods Ended March 31, 1998 and 1997                          5

     Notes to Interim Condensed Consolidated Financial Statements                 6

  Item 2.  Management's Discussion and Analysis or Plan of Operation              9

PART II - OTHER INFORMATION
     Item 5. Other Information                                                   18
     Item 6. Exhibits and Reports on Form 8-K                                    18

               (a) Exhibits                                                      18

               (b) Reports on Form 8-K                                           18

     Signatures                                                                  19

PART I - FINANCIAL INFORMATION

    ITEM 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                  March 31, 1998
                                                                  --------------
                        ASSETS
Current assets:
  Cash and cash equivalents                                        $  5,904,675
  Accounts receivable, less allowance for
   bad debts and sales returns of $20,975                             1,226,066
  Inventories                                                         3,132,714
  Deferred income taxes                                                      --
  Debt issuance costs, net                                              289,516
  Prepaid expenses and other                                            673,592
                                                                   ------------
  Total current assets                                               11,226,563

Property and equipment, net                                             572,222
Intangible assets, net                                                   83,845
Loans receivable from related parties                                   126,000
Other assets                                                          1,037,649
                                                                   ------------
Total assets                                                       $ 13,046,279
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations                     $     25,282
  Notes payable to related parties                                       23,458
  Accounts payable                                                    1,135,344
  Notes payable                                                       2,936,396
  Accrued liabilities                                                   508,712
  Customer deposits                                                      53,061
                                                                   ------------
Total current liabilities                                             4,682,253

Notes payable                                                           267,686
Capital lease obligations                                                36,035
Other long term liabilities                                              11,968
                                                                   ------------
Total liabilities                                                     4,997,942
                                                                   ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per
   share; 1,000,000 shares authorized, none
   issued and outstanding                                                     --
Common stock, par value $.01
   per share; 20,000,000 shares authorized:
   5,115,777 shares issued and outstanding                               51,157
Paid in capital                                                      12,891,539
Accumulated deficit                                                  (4,894,359)
                                                                   ------------
Total stockholders' equity                                            8,048,337
                                                                   ------------
Total liabilities and stockholders' equity                         $ 13,046,279
                                                                   ============

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                  Three Months        Three Months
                                                      Ended               Ended
                                                  March 31, 1998     March 31, 1997
                                                  --------------     --------------
Net sales                                          $  2,110,531       $  3,928,282
Cost of sales                                         1,550,089          2,477,644
                                                   ------------       ------------
  Gross profit                                          560,442          1,450,638
Selling, general & administrative expenses            1,729,619          1,200,720
Research and development expenses                       142,387             35,761
                                                   ------------       ------------
  Operating (loss) income                            (1,311,564)           214,157
Interest income                                         (44,273)                --
Interest expense                                         83,793             89,692
Amortization of debt issuance costs                      10,484             48,061
                                                   ------------       ------------
(Loss) income before income taxes                    (1,361,568)            76,404
Provision for income taxes                                   --             29,254
                                                   ------------       ------------
 Net (loss) income                                 $ (1,361,568)      $     47,150
                                                   ============       ============
 Comprehensive (loss) income                       $ (1,361,568)      $     47,150
                                                   ============       ============
(Loss) earnings per share:
   Basic                                           $       (.27)      $        .02
   Diluted                                                 (.27)               .01
Weighted average number of shares:
   Basic                                              5,115,777          2,985,538
   Diluted                                            5,115,777          3,451,357

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                           Three Months Ended  Three Months Ended
                                                             March 31, 1998      March 31, 1997
                                                           ------------------  ------------------
Cash flows from operating activities:
Net income (loss)                                             $ (1,361,568)        $     47,150
Adjustments to reconcile net
income (loss) to net cash used by
operating activities:
  Depreciation and amortization                                    121,732              110,385
  Allowances for returns and
     doubtful  accounts                                                 --              (86,428)
  Other                                                                 --                 (795)
Changes in operating assets and liabilities:
  Accounts receivable                                              741,548             (581,717)
  Inventories                                                     (236,444)             130,965
  Income taxes receivable                                               --
  Prepaid expenses and other                                      (284,531)              32,805
  Other assets                                                    (545,700)            (298,963)
  Accounts payable                                                (387,069)             231,936
  Accrued liabilities                                             (499,461)              27,594
  Income taxes payable                                              (9,000)              (9,224)
  Customer deposits                                                 10,066               (5,011)
                                                              ------------         ------------
Net cash used by operating activities                           (2,450,427)            (401,303)
                                                              ------------         ------------
Cash flows from investing activities:
  Purchase of property and equipment                               (70,625)             (12,949)
                                                              ------------         ------------
Net cash used in investing activities                              (70,625)             (12,949)
                                                              ------------         ------------
Cash flows from financing activities:
  Decrease in other long term liabilities                               --               (1,328)
   Net proceeds from issuance of
    notes payable                                                4,500,000                   --
  Debt issuance cost                                              (300,000)                  --
  Long term note payable                                           267,686
  Repayments on borrowings to
   related parties                                                 (21,572)                  --
  Principal payments on capital
   lease obligations                                                (1,897)                  --
  Increase in other long term liabilities                              448                   --
                                                              ------------         ------------
Net cash provided by (used in)
  financing activities                                           4,444,665               (1,328)
                                                              ------------         ------------
Net increase (decrease) in cash
   and cash equivalents                                          1,923,613             (415,580)
Cash and cash equivalents,
   beginning of period                                           3,981,062            1,058,836
                                                              ------------         ------------
Cash and cash equivalents,
   end of period                                              $  5,904,675         $    643,256
                                                              ============         ============
Supplemental cash flow information:
Interest paid                                                 $      5,924         $     15,792
Income taxes paid                                             $      9,000         $     38,104

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 1998

1.  General

    The accompanying unaudited interim condensed consolidated financial statements include the accounts of Dental/Medical Diagnostic Systems, Inc. and Subsidiaries (the "Company"). The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the period ended December 31, 1997.

2.  Summary of Significant Accounting Policies

    Concentration of Credit Risk and Major Customers

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Also, at various times throughout the year, cash balances are maintained in excess of Federally insured limits.

    For the three-month period ended March 31, 1998 and 1997, five and five of the Company's customers accounted for 12% and 28% of sales, respectively. At March 31, 1998 and 1997 five and five of the Company's customers accounted for approximately 57% and 55% of trade accounts receivable, respectively.

    The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. Estimated credit losses and returns have been provided for in the financial statements.

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

    The Company has derived substantially all of its revenues from the sales of one product family. The Company believes that the inability to attract new customers, the loss of one or more of its major customers, a significant reduction in business from such customers, or the uncollectibility of amounts due from any of its larger customers, could have a material adverse affect on the Company.

    Revenue Recognition

    The Company recognizes revenue from the sales of systems and supplies at the time of shipment and satisfaction of significant vendor obligations, if any, net of an allowance for estimated sales returns. The Company generally provides warranties on its systems for one year. A provision for estimated future costs relating to warranty is recorded when systems are shipped.

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

    Computation of Earnings Per Share

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128; "Earnings Per Share" for the year ended December 31, 1997, and has reported earnings per common share for all periods presented in accordance with the new standard. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Net income (loss) per common share assuming dilution is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares related to stock options and stock warrants are excluded from the computation when their effect is antidilutive.

    The following is a reconciliation of the number and denominator of the basic and diluted earnings per share (EPS) computations for the quarters ended March 31, 1998 and 1997:

                                                              March 31, 1998       March 31, 1997
                                                              --------------       --------------
Numerator:
   Net (loss) income - numerator for net income per
   common share and net income per common share
   assuming dilution                                            $(1,361,568)        $    47,150

Denominator:
   Denominator for net income per common share -
   weighted average shares                                        5,115,777           2,985,538

Effect of dilutive securities:
   Stock options and warrants                                            --             465,819

Denominator for net income per common share, assuming Dilution:

Adjusted weighted average shares and assumed conversions          5,115,777           3,451,357

    Common shares related to stock options and stock warrants that are antidilutive amounted to approximately 5,026,987 and 824,831 for the quarters ended March 31, 1998 and 1997, respectively.

    Comprehensive Income

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires prominent disclosure of comprehensive income, as defined in the SFAS, including comparative disclosures in interim financial statements.

    Recently Issued Accounting Standards

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

3.  Related Party Transactions

    From December 1995 through February 1996, Robert H. Gurevitch, Chairman of the Board and Chief Executive Officer of the Company, and Boston Marketing Company, Ltd. ("Boston Marketing"), an affiliate of Hiroki Umezaki, a former Director of the Company, loaned the Company an aggregate of $377,015. The Promissory Notes evidencing such loans bear interest at 6% per annum and were originally payable within six months. On February 26, 1996, the Company repaid $50,000 to each of Mr. Gurevitch and Boston Marketing. In November 1996, Mr. Gurevitch and Boston Marketing each agreed to extend the term of their respective notes. On May 23, 1997, Boston Marketing was paid the remaining principal balance of $150,000 of its loan plus the accrued interest of $3,526. Mr. Gurevitch was paid $25,000 on July 10, 1997 and $26,850 on October 22, 1997; $5,000 on October 30, 1997; $13,787 on November
    1, 1997; $3,447 on December 1, 1997; $3,447 on January 1, 1998; $5,319 on
    February 1, 1998; $12,806 on February 19, 1998 leaving approximately $23,458 outstanding.

    On May 27, 1997, the Company loaned Dewey Perrigo, Vice President of Sales of the Company, and Andrea Niemiec-Perrigo, an employee of the Company, $126,000 for the purpose of buying a home. The Promissory Notes evidencing such loans bear interest at prime plus .25% (presently 8.75%), and are due and payable on May 27, 1999.

4.  Inventories

    Inventories consisted of the following:

                                                                MARCH 31, 1998
                                                                --------------
Raw materials                                                    $  821,458
Work in progress                                                    895,359
Finished goods                                                    1,415,897
                                                                 ----------
Total                                                            $3,132,714
                                                                 ==========

5.  Capital Transactions

    On March 2, 1998, the Company entered into an agreement with accredited investors and institutional purchasers for the private placement (the "Debt Placement") of its 12% Senior Subordinated Notes due 1999 (the "Notes") and 450,000 warrants (the "1998 Warrants"). The Debt Placement was consummated on March 19, 1998. The 1998 Warrants are (i) exercisable commencing on May 15, 1998, and for five years thereafter for the purchase of one share of Common Stock per Warrant; and (ii) at an exercise price of $5.812 per share. The Notes (i) bear interest payable semi-annually at a rate of 12% per annum; (ii) mature on the first anniversary of the date of issuance; and
    (iii) may be repaid by the Company prior to maturity at one hundred and two (102%) percent of the amount of the unpaid principal plus interest due as of the date of repayment. As a result of the warrant issuance, the Senior Subordinated Notes were discounted by $1,620,225, which will be amortized over the term of the Notes. If the Notes are unpaid at maturity, each Note holder has the option to convert the outstanding principal and interest then due on such Note into Common Stock of the Company (the "Conversion Shares") at a conversion price equal to eighty (80%) percent of the average of the five lowest closing bid prices for the twenty consecutive trading days prior to the date of conversion. The unpaid principal and interest then due on the Notes is convertible into a maximum aggregate amount of 500,000 shares of Common Stock. Depending on the stock price at the time of conversion, more than 500,000 shares of common stock may be required to permit conversion of one hundred (100%) percent of the unpaid principal and interest then due on the Notes into Common Stock. The Company has agreed to present a proposal to its stockholders at the next annual meeting of its stockholders to approve issuance of a sufficient number of shares of Common Stock to permit conversion upon default of one hundred (100%) percent of the unpaid principal and interest then due on all of the outstanding Notes to Common Stock.

6.  Income Taxes

    Due to the loss position of the Company, a full valuation allowance has been provided against the deferred tax asset as realization is not reasonably assured at this time.

7.  Subsequent Event

    The Company had obtained distribution rights under an agreement with Ion Laser Technology, Inc. ("ILT") for a composite curing and whitening device under development by ILT. That device, which was similar in many respects to the Apollo 95E, was intended to be marketed by the Company as the Apollo 9500 in the United States and Canada. On May 4, 1998, ILT announced that it would not be able to perform its obligations under ILT's agreement with the Company. According to the terms of the agreement, ILT is required to repay the Company approximately $500,000 in inventory advances and prepaid license fees. The Company now intends to introduce the Apollo 95E into the United States and Canada. Shipment of the 95E into the United States requires regulatory approval from the Food and Drug Administration and, while no assurance of receipt of the required approvals can be given, the Company expects that a period of 60 to 90 days will be required to obtain necessary approvals. See "Cautionary Statements and Risk Factors -- Extensive Government Regulation."

Item 2. - Management's Discussion and Analysis or Plan of Operation

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three-month periods ended March 31, 1998 and 1997. Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control. Actual results could differ materially from those projected in the forward looking statements as a result of, among other factors, the factors set forth under the caption "Cautionary Statements and Risk Factors" below.

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

    Currently, the Company's primary existing product emphasis is on the manufacture and sale of an intraoral camera system known as the "TeliCam II System," a multi-operatory intraoral camera system known as the InTELInet, for use in connection with the TeliCam II System, and a teeth whitening and curing device known as the Apollo 95E which the Company markets internationally. The Company had obtained distribution rights under an agreement with Ion Laser Technology, Inc. ("ILT") for a composite curing and whitening device under development by ILT. That device, which was similar in many respects to the Apollo 95E, was intended to be marketed by the Company as the Apollo 9500 in the United States and Canada. On May 4, 1998, ILT announced that it would not be able to perform its obligations under ILT's agreement with the Company. The Company now intends to introduce the Apollo 95E into the United States and Canada. Shipment of the 95E into the United States requires regulatory approval from the Food and Drug Administration and, while no assurance of receipt of the required approvals can be given, the Company expects that a period of 60 to 90 days will be required to obtain necessary approvals See "Cautionary Statements and Risk Factors -- Extensive Government Regulation." The Company is also developing an updated version of its intraoral camera system, the "TeliCam Elite" and plans to introduce the updated camera in the second quarter of fiscal year 1998.

The TeliCam II System displays close-up color video images of dental patients' teeth and gums. These TeliCam images assist dentists in displaying dental health and hygiene problems to patients and, as a result of such display, promote patient acceptance of treatment plans. The TeliCam II System offers dentists the ability to capture and display multiple video images without an expensive external capture device such as a video cassette recorder or color printer, thereby providing a low-cost alternative to the more expensive traditional intraoral dental camera systems. The Company commenced shipments of a predecessor of the TeliCam II System known as the "TeliCam I System" to customers in February 1996, and shipped TeliCam II Systems commencing in the second quarter of 1997. The Company believes that the market for intraoral cameras such as the TeliCam II system is a market which has matured. TeliCam System II sales have recently been below levels of prior comparable periods, a trend which the Company expects to continue.

The Company recently introduced a curing and whitening device, the Apollo 95E, to markets outside of the US and Canada. The Apollo 95E was developed by S.E.D. Gerant ("S.E.D."), a developer and manufacturer of medical and dental devices organized under the laws of France which was acquired by the Company in 1997. The Company believes that the Apollo 95E produces faster results than products currently available in that market place. This product is designed to cure composite material in three seconds or less, and to produce teeth whitening in a dental operatory in less than one hour. The Company will also market the chemical composite and whitening materials to be used with this product.
See "Cautionary Statements and Risk Factors -- Substantial Dependence on Third Parties -- Suppliers."

The Company has entered into an agreement with Suni Imaging Microsystems, Inc. ("Suni") to develop digital x-ray technology for incorporation into systems for the dental market. The Company has obtained exclusive rights to market products to the dental market incorporating certain digital x-ray technology developed by Suni. Suni will retain the rights to developed microchip technology underlying the x-ray system it develops for the Company. Digital x-ray systems, including those currently on the market, reduce radiation exposure compared to conventional x-ray systems and allow dentists to view x-ray images in real-time without the time-consuming process of film development and eliminate the need to use and dispose of chemicals required to develop conventional x-ray film. This technology, if successfully developed for the Company by Suni, would provide an improved image quality digital x-ray system at a price expected to be lower than competitive systems. This technology also is designed to allow database storage and recall of images for comparison purposes. The development of the technology will be done by Suni and funded by the Company. No assurance can be given that digital x-ray technology will be successfully developed, or if the technology is developed, that the Company will be able to commercially exploit it. Additionally, the Company believes that any products it may develop incorporating the digital x-ray technology will require FDA approval prior to marketing, and as a consequence, the timing of the domestic introduction of such product is uncertain. The Company will determine whether or not to proceed with the marketing of such product based upon the results of the development. See "Cautionary Statements and Risk Factors -- Substantial Dependence on Third Parties -- Suppliers."

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

On February 2, 1988 the Company formed "DMDS, Ltd." a wholly owned subsidiary created under the laws of the United Kingdom. DMDS, Ltd. will hold the assets acquired from S.E.D. In addition, the Company currently plans to market certain of its new products internationally through DMDS, Ltd.

On March 2, 1998, the Company entered into an agreement with accredited investors and institutional purchasers for the private placement (the "Debt Placement") of its 12% Senior Subordinated Notes due 1999 (the "Notes") and 450,000 warrants (the "1998 Warrants"). The Debt Placement was consummated on March 19, 1998. The 1998 Warrants are (i) exercisable commencing on May 15, 1998, and for five years thereafter for the purchase of one share of Common Stock per Warrant; and (ii) at an exercise price of $5.812 per share. The Notes
(i) bear interest payable semi-annually at a rate of 12% per annum; (ii) mature on the first anniversary of the date of issuance; and (iii) may be repaid by the Company prior to maturity at one hundred and two (102%) percent of the amount of the unpaid principal plus interest due as of the date of repayment. As a result of the warrant issuance, the Senior Subordinated Notes were discounted by $1,620,225, which will be amortized over the term of the Notes. If the Notes are unpaid at maturity, each Note holder has the option to convert the outstanding principal and interest then due on such Note into Common Stock of the Company (the "Conversion Shares") at a conversion price equal to eighty (80%) percent of the average of the five lowest closing bid prices for the twenty consecutive trading days prior to the date of conversion. The unpaid principal and interest then due on the Notes is convertible into a maximum aggregate amount of 500,000 shares of Common Stock. Depending on the stock price at the time of conversion, more than 500,000 shares of common stock may be required to permit conversion of one hundred (100%) percent of the unpaid principal and interest then due on the Notes into Common Stock. The Company has agreed to present a proposal to its stockholders at the next annual meeting of its stockholders to approve issuance of a sufficient number of shares of Common Stock to permit conversion upon default of one hundred (100%) percent of the unpaid principal and interest then due on all of the outstanding Notes to Common Stock.

Results of Operations

For the three-month periods ended March 31, 1998 and 1997, net sales totaled $2,110,531 and $3,928,282, respectively for the quarters. The Company incurred an operating loss of $1,311,564 for the quarter ended March 31, 1998 and an operating profit of $214,157 for the quarter ended March 31, 1997.

Net sales for the three-month period ended March 31, 1998 were $2,110,531 compared to $3,928,282 for the three-month period ended March 31, 1997, or a decrease of approximately 46%. Sales are comprised primarily of sales of TeliCam Systems and related products. The decrease in sales was primarily due to reduced TeliCam sales both domestically and internationally resulting from weaker demand and increased competition as the market for intraoral cameras matured. The Company expects the decline in TeliCam sales to continue into the future. Partially offsetting the reduced TeliCam volume was the introduction of the Apollo 95E, a tooth whitening and curing device, in Europe. [Although no assurance can be given that Apollo 95E sales will ultimately offset the reduced TeliCam sales, the Company expects it will not have the opportunity to fully offset the decline in TeliCam sales until it is able to introduce the Apollo 95E in the United States.]

Cost of sales for the three month period ended March 31, 1998 were $1,550,089 or 73% of sales as compared to $2,477,644 or 63% of sales for the three months ended March 31, 1997. Cost of sales increased as a percentage of sales primarily due to the reduced sales volume effect on fixed overhead and a change in sales mix to lower margin InTELInet sales. The Company expects margins on the sale of the TeliCam's will be reduced in the next quarter as inventory of the TeliCam II's will be sold at a discount in preparation for the introduction of the TeliCam Elite.

Selling, general and administrative expenses totaled $1,729,619 and $1,200,720 for the three-months ended March 31, 1998 and 1997, respectively. The increase in expense is primarily due to increased salary and wages, advertising, legal and accounting expenses. These increases were primarily due to preparation for the curing and whitening product introductions. These expenses are expected to continue to increase as sales volume increases and as new products are introduced. The Company expects that significant expenses will be incurred in connection with introduction of the Apollo 95E.

Research and development expenses totaled $142,387 and $35,761 for the three-month periods ended March 31, 1998 and 1997, respectively. The increase is primarily the result of continued expenditures on the development of the digital x-ray technology. See "Cautionary Statements and Risk Factors - Importance of New Product Development to Growth.", and "Cautionary Statements and Risk Factors
- Expansion through Undetermined Acquisitions and Joint-Ventures.". Increased expenditures on research and development are expected to continue into future periods, particularly in connection with the Company's digital x-ray product and in connection with the investigation and/or development of additional product lines.

Amortization of debt issuance cost totaled $10,484 and $48,061 for the three months periods ended March 31, 1998 and 1997, respectively. The amortization in the first quarter of 1998 is a result of the costs associated with the $4.5 million Debt Placement on March 19, 1998 and in the first quarter of 1997, was a result of the Bridge Notes issued in November 1996. This cost will continue into future periods.

Interest income totaled $44,273 for the three-month period ended March 31, 1998. This is primarily the result of investing the net proceeds of the Offering and Private Placement in a short-term management account through Comerica Securities. The funds from the private debt placement and the public offering were not available in the prior period, therefore, there was no interest income reported in the three-month period ended March 31, 1997.

Interest expense totaled $83,793 and $89,692, respectively for the three month periods ended March 31, 1998 and 1997, and consisted of interest paid on capital lease obligations, interest accrued on the $4.5 million Debt Placement, interest accrued on the Comerica capital expenditure line, and notes payable to related parties. The increase year-to-date is primarily due to the amortization of debt discount and accrued interest on the $4.5 million Debt Placement. This expense will also continue into future periods.

Capital Resources and Liquidity

For the three-month period ended March 31, 1998, the Company used net cash of $2,450,427 in operations. Accounts receivable increased by $741,548 to $1,226,066 at March 31, 1998 primarily due to the introduction of the Apollo 95E in Europe. Accounts payable and accrued liabilities totaling $1,644,056 at March 31, 1998 decreased from $2,539,585 at the prior year-end period primarily due to the reduced sales volume. Inventory levels increased $236,444 primarily due to lack of anticipated sales volume.

Capital expenditures totaled $70,625 for the three month period ended March 31, 1998 and was primarily due to the new computer network system hardware and software that is currently being implemented. Cash and cash equivalents on hand at the end of the period were $5,904,675. The Debt Placement of the Company in March 1998 provided approximately $4,230,000 in cash to the Company after expenses.

On July 1, 1997, the Company finalized a credit agreement with Comerica Bank ("Comerica") extending up to a $2,000,000 line of credit to the Company, secured by a first priority security interest in the Company's assets and by an assignment of the Company's rights under the Boston Marketing Distribution Agreement. The credit facility bears interest at the rate of prime plus .25% per annum (8.75% at March 31, 1998). All borrowings under the facility are subject to a formula based, generally, on accounts receivable and inventory. The Company intends to use the credit facility, when needed, for working capital and general corporate purposes. No amounts were outstanding at March 31, 1998.

On December 10, 1997, the Company finalized a second agreement with Comerica Bank ("Comerica") extending up to a $500,000 line of credit to the Company for capital expenditures, secured by a first priority interest in the Company's assets. The credit facility bears interest at a rate of prime plus .5% per annum (9.0% at March 31, 1998). The line expires on December 10, 1998. The principal balance will amortize over a thirty-six--(36) month period. Borrowings are at 80% of the capital expenditure.
At March 31, 1998, $267,686 was outstanding.

At present, the expenditures for continued research and development for products incorporating digital x-ray technology is the only significant future commitment and will be financed by the remaining proceeds of the May 14, 1997 secondary public offering and the $4.5 million Debt Placement. Based on its current operating plan, the Company anticipates that unless a substantial portion of the Company's outstanding redeemable warrants are exercised during the current fiscal year, in addition to the remaining proceeds of the Offering, together with the credit facility and proceeds from the Debt Placement, further capital will be required during the next twelve months to satisfy the Company's expected increased working capital and research and development requirements for the new products. Exercise of the Company's redeemable warrants is unlikely unless the market price of the Company's common stock is in excess of the exercise of the redeemable warrants and, consequently, there can be no assurance that a significant portion of the Company's outstanding redeemable warrants will be exercised. The Company is currently exploring alternatives to fulfill its financing requirements. No assurance can be given that additional financing will be available when needed or that, if available, it will be on terms favorable to the Company or its stockholders. If needed funds are not available, the Company may be required to curtail its operations, which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company's working capital requirements during this period will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations.

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

Year 2000 Issue

Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the internal readiness of its computer systems and compliance of its computer products and software sold to customers for handling the year 2000. The Company expects to implement successfully the systems programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with the implementation of such changes, and the inability to implement such changes could have an adverse effect on future results of operations.

CAUTIONARY STATEMENTS AND RISK FACTORS

Several of the matters discussed in this document contain forward looking statements that involve risks and uncertainties. Factors associated with the forward looking statements, which could cause actual results to differ materially from those projected or forecast in the statements, appear below. In addition to other information contained in this document, readers should carefully consider the following cautionary statements and risks factors:

Limited Operating History; History of Losses and Accumulated Deficit. While the Company has been in existence since 1981, its operations between 1988 and its acquisition of DMD and BDI in March 1996, were limited to the exploration of acquisition opportunities. Dental/Medical Diagnostic Systems, the division of the Company which designs and markets the Company's TeliCam II System, and BDI, a subsidiary of the Company, have only been in operation since October 1995. For the period from inception (October 23, 1995) to March 2, 1996, the Company incurred a net loss of $1,625,213, and for the ten-month period ended December 31, 1996, the Company had net income of $137,151. For the twelve months ended December 31, 1997 the Company had a net loss after extraordinary item of $2,044,729, and for the three months ended March 31, 1998 the Company had a net loss of $1,361,568. At March 31, 1998, the Company's accumulated deficit was $4,894,359. The ability of the Company to obtain and sustain profitability will depend, in part, upon the successful marketing of existing products and the successful and timely introduction of new products. There can be no assurance that the Company will be able to generate and sustain net sales or profitability in the future.

    Dependence Upon a Single Product. The TeliCam II System has been the Company's primary product and, together with related products such as the InTELInet system, accounted for a substantial portion of the Company's revenue. See " -- Importance of New Product Development to Growth." The Company believes that the market for intraoral cameras such as the TeliCam II system is a market which has matured. TeliCam System II sales have recently been below levels of prior comparable periods, a trend which the Company expects to continue. If the Company is unable to successfully develop and introduce additional products and product lines, it is likely that the Company's business operations would be substantially and adversely impacted.

    Importance of New Product Development to Growth. The Company's ability to develop and successfully introduce new products, particularly, a tooth whitening and curing device suitable for the United States market such as the Apollo 95E, a line of tooth whitening chemicals and composites, and the digital x-ray technology under development for the Company by Suni, will be a significant factor in the Company's ability to grow and remain competitive. See "Cautionary Statements and Risk Factors -- Substantial Dependence on Third Parties -- Suppliers." Development of new product lines is risk intensive as evidenced by ILT's recent announcement that it will be unable to perform its obligations under its agreement with the Company to develop and supply the Apollo 9500 to the Company. New product development often requires long-term forecasting of market trends, the development and implementation of new designs, compliance with extensive governmental regulatory requirements and a substantial capital commitment. There are a number of manufacturing and design risks inherent in engineering high cost custom built prototypes upon which development and contracting decisions are often made, into commercial products able to be manufactured in large quantities at acceptable cost. Also, the medical and dental device industry is characterized by rapid technological change. As technological changes occur in the marketplace, the Company may have to modify its products in order to keep pace with these changes and developments. The introduction of products embodying new technologies, or the emergence of new industry standards, may render existing products, or products under development, obsolete or unmarketable. Any failure by the Company to anticipate or respond in a cost-effective and timely manner to government requirements, market trends or customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's business, operating results and financial condition.

    Need For Additional Financing. Based on its current operating plan, the Company anticipates that unless a substantial portion of the outstanding warrants of the Company are exercised by the respective holders thereof, in addition to the remaining proceeds of the Offering, the credit facility and the proceeds of the Debt Placement, further capital will be required during the next twelve months to satisfy the Company's expected increased working capital and research and development requirements for its planned new products. The Company is currently exploring alternatives to fulfill these requirements. No assurance can be given that additional financing will be available when needed or that, if available, it will be on terms favorable to the Company or its stockholders. If needed funds are not available, the Company may be required to curtail its operations, which could have a material adverse effect on the Company's business, operating results and financial condition. If additional funds are raised through the issuance of equity securities, additional dilution to stockholders may occur. In addition, if sufficient funds to repay the Notes are not available, the Notes may be converted to shares of Common Stock and additional dilution to stockholders may occur.

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

Substantial Dependence on Third Parties: The Company substantially depends upon third parties for several critical elements of its business including the development and licensing for distribution of its products.

    Suppliers. With the exception of the TeliCam System's CCD processor unit, the Company believes that there are multiple sources from which it may purchase the components of the TeliCam System. The Company anticipates that it will obtain certain of the components of the TeliCam System from a single source or a limited number of sources of supply. Although the Company believes it will be able to negotiate satisfactory supply arrangements and relationships, the failure to do so may have a material adverse effect on the Company. Furthermore, there can be no assurance that suppliers will dedicate sufficient production capacity to satisfy the Company's requirements within scheduled delivery times or at all. Failure or delay by the Company's suppliers in fulfilling its anticipated needs may adversely affect the Company's ability to market the TeliCam System. Pursuant to the Boston Marketing Distribution Agreement, the Company has the exclusive right to market Teli Units to the dental market. Boston Marketing is a licensed distributor of the Teli Units under a separate agreement with their manufacturer. The agreement between Boston Marketing and the Teli Units manufacturer obligates Boston Marketing to meet minimum purchase obligations. If Boston Marketing fails to meet these obligations, Boston Marketing will be terminated as a licensed distributor. In the event of such termination, the Company, as a sublicensee subdistributor of Boston Marketing, may lose its right to purchase the Teli Units. Moreover, in the event the Company is unable to meet its minimum annual purchase obligations under the Boston Marketing Distribution Agreement, and, as a consequence, such agreement terminates, the Company may be required to find an alternative source for the primary component of its TeliCam System. The Company believes that, in the event the Company loses its right to sell the Teli Units, replacement components could be developed by and obtained from third parties, but that this may take more than six months. The potential delay associated with locating an alternative source of supply would have a significant adverse effect on the Company's operating results and financial condition. In addition, there is no guarantee that an intraoral dental camera system utilizing the replacement components will be accepted by the dental marketplace. The Company has an oral agreement with S.E.D. to manufacture its Apollo 95E product for sale internationally. Dr. Duret, president of S.E.D. will oversee manufacturing of the Apollo 95E for the Company, and will render consulting services for the Company. If S.E.D. were unable to meet the Company's requirements, the Company would have to obtain an alternative manufacturing arrangement. The Company believes that such manufacturing capability could be developed by the Company or obtained from third parties, but that developing or obtaining alternative capacities may take up to four months. The potential delay associated with either developing or locating an alternative source of supply could have a significant adverse effect on the Company's operating results and financial condition.

The Company will be dependent upon third party developers and suppliers for the development and manufacture of tooth whitening chemicals and composites for sale with the Apollo 95E. Although tooth whitening chemicals and composites usable with the Apollo 95E are commercially available, failure by the Company to develop and market a proprietary line of tooth whitening and composite chemicals would have an adverse effect on the companies earnings and revenues because of higher cost of goods associated with and lesser functionality of commercially available products.

    Suni. Under the Company's licensing and development arrangements with Suni for the development of digital x-ray technology for the dental market, the Company has obtained exclusive marketing rights to products incorporating certain digital x-ray technology developed by Suni. The Company has paid significant advances to, and is dependent upon Suni to successfully develop the digital x-ray technology and to commercialize the digital x-ray technology. There can be no assurance that Suni will be successful in this endeavor. If Suni should not develop a digital x-ray product acceptable to the Company or the marketplace, this would have a material adverse effect on the Company's operating results and financial condition. The agreement with Suni provides that the Company is obligated to make minimum royalty payments if products incorporating the developed technology are introduced to the market in order to maintain exclusivity. There can be no assurance that the Company will be able to meet the royalty payments required to maintain exclusivity. Suni would then be able to license the developed technology to the Company's competitors, or grant an exclusive license to a competitor, which could have a material adverse effect on the Company's operating results and financial condition.

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

    The Company will need 510(k) approval for its Apollo 95E and for any new products which are developed in the future using digital x-ray technology. The process of obtaining required regulatory clearances or approvals can be time-consuming and expensive, and compliance with the FDA's GMP regulations and other regulatory requirements can be burdensome. Moreover, there can be no assurance that the required regulatory clearances will be obtained, and those obtained may include significant limitations on the uses of the product in question. In addition, changes in existing regulations or the adoption of new regulations could make regulatory compliance by the Company more difficult in the future. Although the Company believes that its products and procedures are currently in material compliance with all relevant FDA requirements, the failure to obtain the required regulatory clearances or to comply with applicable regulations could result in fines, delays or suspensions of clearances, seizures or recalls of products, operating restrictions and criminal prosecutions, and would have a material adverse effect on the Company.

    Competition. The manufacture and distribution of medical and dental devices is intensely competitive. The Company competes with numerous other companies, including several major manufacturers and distributors. With respect to the intraoral camera market, the Company has at least twelve major competitors. Some of the Company's competitors have greater financial and other resources than the Company. Consequently, such entities may begin to develop, manufacture, market and distribute systems which are substantially similar or superior to the Company's products.

   Rapid Expansion of the Company's Business. From inception (October 23, 1995) through March 31, 1998, the Company has experienced rapid and substantial growth in revenues and geographic scope of operations. Any future growth may place a significant strain on management and on the Company's financial resources and information processing systems. The failure to recruit additional staff and key personnel, to have sufficient financial resources, to maintain or upgrade these financial reporting systems, or to respond effectively to difficulties encountered during expansion could have a material adverse effect on the Company's business, operating results and financial condition.

    Reliance on International Sales and Distributors and General Risks of International Operations. For the three-month period ended March 31, 1998, international sales have accounted for approximately 12% of the Company's net sales, and the Company expects that international sales may increase as a percentage of sales in the future. Consequently, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements; fluctuations in the US dollar which could materially adversely affect US dollar revenues; tariffs and other barriers and restrictions; potentially adverse taxes; and the burdens of complying with a variety of international laws and communications standards. The Company's international sales involve potentially longer payment cycles and the Company may experience greater difficulty collecting accounts receivable. The Company currently depends on third party distributors for substantially all of its international sales. At March 31, 1998, five of the Company's international distributors accounted for 57% of the Company's accounts receivable, and five of these distributors accounted for approximately $254,809 or 12 %, of the Company's total sales for the three-month period ended March 31, 1998. Certain of the Company's third party distributors may also act as resellers for competitors of the Company and could devote greater effort and resources to marketing competitive products. The loss of, or other significant reduction in sales to, certain of these third party distributors could have a material adverse effect on the Company's business and results of operations. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. There can be no assurance that these risks of conducting business internationally will not have a material adverse effect on the Company's business. Further, any failure by the Company to predict or plan for changes in the international arena could have a material adverse effect on the Company's business, operating results and financial condition.

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

    Limited Proprietary Protection. The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company's proprietary technology is not protected by any patents, with the exception of the Apollo 95E which has a patent pending. Consequently, the Company relies primarily on trademark, trade secret and copyright laws to protect its technology. Also, the Company has implemented a policy that most senior and technical employees and third-party developers sign nondisclosure agreements. However, there can be no assurance that such precautions will provide meaningful protection from competition or that competitors will not be able to develop similar or superior technology independently. Also, the Company has no license agreements with the end users of its products, so it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or otherwise obtain and use information that the Company regards as proprietary. If litigation is necessary in the future, to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition. Ultimately, the Company may be unable, for financial or other reasons, to enforce its rights under intellectual property laws. In addition, the laws of certain countries in which the Company's products are or may be distributed may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

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

    Limitation of Liability and Indemnification. The Company's Amended and Restated Certificate of Incorporation limits, to the maximum extent permitted by the Delaware General Corporation Law ("Delaware Law"), the personal liability of directors for monetary damages for breach of their fiduciary duties as a director, and provides that the Company shall indemnify its officers and directors and may indemnify its employees and other agents to the fullest extent permitted by law. The Company has entered into indemnification agreements with its directors and executive officers which may require the Company, among other things, to indemnify such directors or executive officers against liabilities that arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. The Company has purchased director's and officer's liability insurance in the amount of $3.0 million. Section 145 of the Delaware Law provides that a corporation may indemnify a director, officer, employee or agent made, or threatened to be, a party to an action by reason of the fact that he was a director, officer, employee or agent of the corporation or was serving at the request of the corporation against expenses actually and reasonably incurred in connection with such action if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, if he had no reasonable cause to believe his conduct was unlawful. Delaware Law does not permit a corporation to eliminate a director's duty of care, and the provisions of the Company's Amended and Restated Certificate of Incorporation have no effect on the availability of equitable remedies, such as injunction or rescission, for a director's breach of the duty of care.

    Anti-Takeover Provisions. The Company has an authorized class of 1,000,000 shares of preferred stock, which may be issued by the Board of Directors on such terms, and with such rights, preferences and designations as the Board of Directors may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of the Company. In addition, certain "anti-takeover" provisions of the Delaware Law, among other things, restrict the ability of stockholders to effect a merger or business combination or obtain control of the Company, and may be considered disadvantageous by a stockholder.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

RECENT SALES

    On March 3, 1998, the Company entered into an agreement with accredited investors and institutional purchasers for the private placement (the "Debt Placement") of its 12% Senior Subordinated Notes due 1999 (the "Notes") and 450,000 warrants (the "Warrants"). The Debt Placement was consummated on March 19, 1998. The Debt Placement was exempt from Registration under Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act. The Warrants are
(i) exercisable commencing on May 15, 1998, and for five years thereafter for the purchase of one share of Common Stock per Warrant (the "Warrant Shares"); and (ii) at an exercise price of $5.812 per share. The Company has agreed to file a registration statement with respect to the Warrant Shares within 45 days of the date the Warrants were issued. The Notes (i) bear interest at a rate of 12% per annum payable semi-annually; (ii) mature on the first anniversary of the date of issuance; and (iii) may be repaid by the Company prior to maturity at one hundred and two (102%) percent of the amount of the unpaid principal plus the interest due as of the date of repayment. If the Notes are unpaid at maturity, each Note holder has the option to convert the outstanding principal and interest then due on such Note into Common Stock of the Company (the "Conversion Shares") at a conversion price equal to eighty (80%) percent of the average of the five lowest closing bid prices for the twenty consecutive trading days prior to the date of conversion. The unpaid principal and interest then due on the Notes is convertible into a maximum aggregate amount of 500,000 shares of Common Stock. Depending on the stock price at the time of conversion, more than 500,000 shares of Common Stock may be required to permit conversion of one hundred (100%) percent of the unpaid principal and interest then due on the Notes into Common Stock. The Company has agreed to present a proposal to its stockholders at the next annual meeting of its stockholders to approve issuance of a sufficient number of shares of Common Stock to permit conversion upon default of one hundred (100%) percent of the unpaid principal and interest then due on all of the outstanding Notes to Common Stock. The Company has agreed to file a registration statement with respect to any Conversion Shares within 45 days of the date the Notes mature, if the Notes are then unpaid. The Company intends to use the proceeds of the Debt Placement of $4.2 million, net of commissions and costs, to launch its Apollo 95E product, for product development and for other working capital purposes.

USE OF PROCEEDS OF OFFERING

    On May 14, 1997, the Company closed a secondary offering (the "Offering") of 2,070,000 shares of Common Stock. Each share of Common Stock included one redeemable warrant (the "Redeemable Common Stock Purchase Warrants") to purchase one share of common stock at a purchase price of $5.00. The Offering resulted in gross proceeds of $10,350,000, less expenses of approximately $1,819,628 for net proceeds of approximately $8,530,372. Approximately $1,600,000 of the net proceeds were used to repay the principal on the Bridge Notes and an additional $100,000 was used to pay off accrued interest. The Bridge Notes consisted of secured convertible promissory notes in the aggregate principal amount of $1,600,000 bearing interest at 10% per annum and were payable the earlier of May 27, 1998 or consummation of the Offering. Approximately $224,000 was used to repay loans from related parties. Of the remaining proceeds net of associated expenses, at March 31, 1998, approximately $4,900,000 had been used for product development, acquisition, and to repay the remaining loans from related parties, and working capital and general corporate purposes.

Item 3. Defaults in Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security-Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

         Exhibit 11.1   Statement Regarding Computation of Net Income (Loss)
                        Per Share

         Exhibit 27.1   Financial Data Schedule

    (b) Reports on Form 8-K

        CurrentReport on Form 8-K filed March 17, 1998 reporting under Item 5 the Company's private placement of debt and warrants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized.

                                       Dental/Medical Diagnostic Systems, Inc.


Dated May 15, 1998                     By: /s/ Ronald E. Wittman
                                          --------------------------------------
                                           Ronald E. Wittman
                                           Vice President and
                                             Chief Financial Officer