Form 10QSB
period 1998-06-30
DENTAL MEDICAL DIAGNOSTIC SYSTEMS INC
filed 1998-08-14
CIK 738194

                     The SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

   FORM 10-QSB MARK ONE:

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]



                         Commission file number 0-12850

                     DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

              Delaware                                     13-3185553
-------------------------------------                   ------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares of registrant's common stock outstanding as of August 4, 1998: 5,120,897

Transitional Small Business Disclosure Format    Yes [ ]   No [X]

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                  June 30, 1998

PART I - FINANCIAL INFORMATION                                                     PAGE
                                                                                   ----
         Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheet-June 30, 1998                  3

                 Condensed Consolidated Statements of Operations                     4
                 Three and Six Month Periods Ended June 30, 1998 and 1997

                 Condensed Consolidated Statements of Cash Flows                     5
                 Six Month Periods Ended June 30, 1998 and 1997

                 Consolidated Statements of Comprehensive Income                     6
                 Three and Six Month Periods Ended June 30, 1998 and 1997

                 Notes to Interim Condensed Consolidated Financial Statements        7



         Item 2. Management's Discussion and Analysis or Plan of Operation          11



PART II - OTHER INFORMATION
         Item 2.  Changes in Securities and Use of Proceeds                         21
         Item 6.  Exhibits and Reports on Form 8-K                                  22

                     (a)  Exhibits                                                  22

         Signatures                                                                 23

PART I - FINANCIAL INFORMATION

   ITEM 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                          June 30, 1998
                                                                          -------------
                         ASSETS
                         Current assets:
                           Cash and cash equivalents                      $  3,914,316
                           Accounts receivable, less allowance for
                             bad debts and sales returns of $20,975          1,637,742
                           Inventories                                       4,067,311
                           Debt issuance costs, net                            214,516
                           Prepaid expenses and other                          356,570
                                                                          ------------
                           Total current assets                             10,190,455

                         Property and equipment, net                           777,040
                         Intangible assets, net                                 86,407
                         Loans receivable from related parties                 126,000
                         Other assets                                          120,247
                                                                          ------------

                         Total assets                                     $ 11,300,149
                                                                          ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         Current liabilities:
                           Current portion of capital lease
                             obligations                                  $     25,282
                           Notes payable to related parties                     11,101
                           Accounts payable                                  1,168,037
                           Notes payable                                     3,341,452
                           Accrued liabilities                                 504,664
                           Customer deposits                                    68,901
                                                                          ------------

                         Total current liabilities                           5,119,437

                         Notes payable                                         267,686
                         Capital lease obligations                              30,426
                         Other long term liabilities                            24,337
                                                                          ------------

                         Total liabilities                                   5,441,886
                                                                          ------------
                         Commitments and contingencies

                         STOCKHOLDERS' EQUITY
                         Preferred stock, par value $.01 per
                           share; 1,000,000 shares authorized, none
                           issued and  outstanding                                  --
                         Common stock, par value $.01 per share;
                           20,000,000 share authorized:
                           5,120,897 shares issued and outstanding              51,208
                         Paid in capital                                    12,906,491
                         Cumulative translation adjustment                         696
                         Accumulated deficit                                (7,100,132)
                                                                          ------------
                         Total stockholders' equity                          5,858,263
                                                                          ------------
                         Total liabilities and stockholders' equity       $ 11,300,149
                                                                          ============

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND SIX MONTH PERIOD ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                              Three Months     Three Months      Six Months       Six Months
                                                  Ended            Ended           Ended             Ended
                                              June 30,1998    June 30, 1997    June 30, 1998     June 30, 1997
                                              ------------    -------------    -------------     -------------
Net sales                                      $ 2,618,513      $ 4,254,981      $ 4,729,044      $ 8,183,263
Cost of sales                                    1,946,906        2,550,076        3,496,995        5,027,720
                                               -----------      -----------      -----------      -----------
  Gross profit                                     671,607        1,704,905        1,232,049        3,155,543
Selling,  general &  administrative
  expenses                                       2,134,639        1,496,707        3,864,258        2,697,427
Research & development expenses                    182,302           37,573          324,689           73,334
                                               -----------      -----------      -----------      -----------
  Operating (loss) income                       (1,645,334)         170,625       (2,956,898)         384,782
Interest income                                    (64,057)         (48,965)        (108,330)         (48,965)
Interest expense                                   549,497           42,427          633,290          132,119
Amortization of debt issuance costs                 75,000           28,370           85,484           76,431
                                               -----------      -----------      -----------      -----------
(Loss) income before income taxes
  and extraordinary item                        (2,205,774)         148,793       (3,567,342)         225,197
Provision for income taxes                              --           56,541               --           85,795
                                               -----------      -----------      -----------      -----------
(Loss) income before
  extraordinary item                            (2,205,774)          92,252       (3,567,342)         139,402

Extraordinary loss on early extinguishment
  of debt (net of tax benefit of $143,511)              --         (234,149)              --         (234,149)
                                               -----------      -----------      -----------      -----------
 Net loss                                      $(2,205,774)     $  (141,897)     $(3,567,342)     $   (94,747)
                                               ===========      ===========      ===========      ===========

Basic earnings per share
   Income (loss) before extraordinary item     $     (0.43)     $      0.02      $     (0.70)     $      0.04
   Extraordinary item                          $         -      $     (0.05)     $         -      $     (0.07)
                                               -----------      -----------      -----------      -----------
   Net loss                                    $     (0.43)     $     (0.03)     $     (0.70)     $     (0.03)


Diluted earnings per share
   Income (loss) before extraordinary item     $     (0.43)     $      0.02      $     (0.70)     $      0.03
   Extraordinary item                          $        --      $     (0.05)     $        --      $     (0.06)
                                               -----------      -----------      -----------      -----------
   Net loss                                    $     (0.43)     $     (0.03)     $     (0.70)     $     (0.03)


Weighted average number of shares:
   Basic                                         5,119,265        4,168,395        5,117,531        3,580,234
   Diluted                                       5,119,265        4,819,200        5,117,531        4,068,536


The accompanying notes are an integral part of these interim consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                  Six Months Ended    Six Months Ended
                                                   June 30, 1998        June 30, 1997
                                                    -----------         -----------
Cash flows from operating activities:
Net loss                                            $(3,567,342)        $   (94,747)
Adjustments to reconcile net loss
to net cash used by operating activities:
  Depreciation and amortization                         668,158             171,743
  Allowances for returns and
     doubtful accounts                                       --             (86,428)
  Inventory write-downs                                 156,620              10,000
  Extraordinary item                                         --             234,149
  Other                                                      --                (795)
Changes in operating assets and liabilities:
  Accounts receivable                                   343,819            (560,564)
  Inventories                                        (1,317,880)           (420,970)
  Prepaid expenses and other                            (61,724)             62,964
  Other assets                                          466,950              26,828
  Accounts payable                                     (359,398)            147,466
  Accrued liabilities                                  (500,131)             67,126
  Income taxes payable                                   (2,081)             35,403
  Customer deposits                                      25,906             (18,495)
                                                    -----------         -----------
Net cash used by operating activities                (4,147,103)           (426,320)
                                                    -----------         -----------

Cash flows from investing
activities:
  Purchase of property and equipment                   (339,881)            (99,592)
  Loan to related party                                      --            (126,000)
                                                    -----------         -----------
Net cash used in investing activities                  (339,881)           (225,592)
                                                    -----------         -----------

Cash flows from financing activities:
  Decrease in other long term
    liabilities                                              --              (6,902)
  Net proceeds from issuance of
    common stock                                             --           8,573,590
  Net proceeds from exercise of
    stock options                                        15,002                  --
  Repayment of notes payable                                 --          (1,600,000)
  Net proceeds from issuance of
    notes payable                                     4,500,000                  --
  Debt issuance cost                                   (300,000)                 --
  Long term note payable                                267,686                  --
  Repayments on borrowings from
    related parties                                     (33,929)           (153,852)
  Principal payments on capital
    lease obligations                                    (7,506)                 --
  Increase in other long term
    liabilities                                           1,833                  --
                                                    -----------         -----------
Net cash provided by financing activities             4,443,086           6,812,836
                                                    -----------         -----------
Net (decrease) increase in cash
  and cash equivalents                                  (43,898)          6,160,924
Effect of foreign currency on cash                      (22,848)                 --
Cash and cash equivalents,
  beginning of period                                 3,981,062           1,058,836
                                                    -----------         -----------
Cash and cash equivalents,
  end of period                                     $ 3,914,316         $ 7,219,760
                                                    ===========         ===========

Supplemental cash flow information:
Interest paid                                       $     8,223         $    92,962
Income taxes paid                                   $    13,400         $    48,904



The accompanying notes are an integral part of these interim condensed consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
         FOR THE THREE AND SIX MONTH PERIOD ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)



                              Three months ended    Three months ended    Six months ended   Six months ended
                                 June 30, 1998       June 30, 1997         June 30, 1998      June 30, 1997
                                  -----------          ---------            -----------          --------
Net loss                          $(2,205,774)         $(141,897)           $(3,567,342)         $(94,747)
Other comprehensive income:
  Foreign currency
  translation adjustment                  696                 --                    696                --
                                  -----------          ---------            -----------          --------
Comprehensive loss                $(2,205,078)         $(141,897)           $(3,566,646)         $(94,747)
                                  ===========          =========            ===========          ========




The accompanying notes are an integral part of these interim consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 1998


1. General

    The accompanying unaudited interim condensed consolidated financial statements include the accounts of Dental/Medical Diagnostic Systems, Inc. and Subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the period ended December 31, 1997.


2. Summary of Significant Accounting Policies


   Concentration of Credit Risk and Major Customers

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Also, at various times throughout the year, cash balances are maintained in excess of Federally insured limits.

    For the six-month period ended June 30, 1998 and 1997, international customers accounted for 33% and 27% of sales, respectively. At June 30, 1998 and 1997 international customers accounted for approximately 87% and 69% of trade accounts receivable, respectively.

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

    The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for income before extraordinary item for the three and six month periods ended June 30, 1998 and 1997:

                                             Three months        Three months       Six months         Six months
                                                 ended              ended              ended              ended
                                             June 30, 1998      June 30, 1997      June 30, 1998      June 30, 1997
                                              -----------         ----------        -----------         ----------
Numerator:
   Basic and diluted income available to
    common stockholders:
      Income before extraordinary item        $(2,205,774)        $   92,252        $(3,567,342)        $  139,402

Denominator:
    Basic weighted average shares               5,119,265          4,168,395          5,117,531          3,580,234

    Effect of dilutive securities:
         Stock options and warrants                    --            650,805                 --            488,302
                                              -----------         ----------        -----------         ----------
    Diluted weighted average shares             5,119,265          4,819,200          5,117,531          4,068,536

    Common shares related to stock options and stock warrants that are antidilutive amounted to approximately 1,180,262 for the quarter ended June 30, 1998 and 1,529,862 for the six month period ended June 30, 1998.


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



   Comprehensive Income

    In January 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements.

    No tax effect has been allocated to the foreign currency translation adjustment for the periods presented.

    The following is a reconciliation of accumulated other comprehensive income balance for the six months ended June 30, 1998.



                                                               June 30, 1998
                                                               -------------
               Beginning balance                                   $    -
               Current period change                                  696
                                                                      ---
               Ending balance                                      $  696
                                                                   ======


3. Related Party Transactions

    From December 1995 through February 1996, Robert H. Gurevitch, Chairman of the Board and Chief Executive Officer of the Company, and Boston Marketing Company, Ltd. ("Boston Marketing"), an affiliate of Hiroki Umezaki, a former Director of the Company, loaned the Company an aggregate of $377,015. The Promissory Notes evidencing such loans bear interest at 6% per annum and were originally payable within six months. On February 26, 1996, the Company repaid $50,000 to each of Mr. Gurevitch and Boston Marketing. In November 1996, Mr. Gurevitch and Boston Marketing each agreed to extend the term of their respective notes. On May 23, 1997, Boston Marketing was paid the remaining principal balance of $150,000 of its loan plus the accrued interest of $3,526. Mr. Gurevitch was paid $25,000 on July 10, 1997 and $26,850 on October 22, 1997; $5,000 on October 30, 1997; $13,787 on November
    1, 1997; $3,447 on December 1, 1997; $3,447 on January 1, 1998; $5,319 on
    February 1, 1998; $12,806 on February 19, 1998; $3,447 on April 1, 1998;
    $1,341 on May 1, 1998; $3,512 on May 18, 1998; $3,976 on June 3, 1998; and
    $81 on June 17, 1998 leaving approximately $11,101 outstanding.


    On May 27, 1997, the Company loaned Dewey Perrigo, Vice President of Sales of the Company, and Andrea Niemiec-Perrigo, an employee of the Company, $126,000 for the purpose of buying a home. The Promissory Notes evidencing such loans bear interest at prime plus .25% (presently 8.75%), and are due and payable on May 27, 1999.

4. Inventories

    Inventories consisted of the following:

                                              JUNE 30, 1998
                                                ---------
                       Raw materials           $2,229,606
                       Work in progress           283,111
                       Finished  goods          1,554,594
                                                ---------
                       Total                   $4,067,311
                                               ==========

5. Capital Transactions

    On March 2, 1998, the Company entered into an agreement with accredited investors and institutional purchasers for the private placement (the "Debt Placement") of its 12% Senior Subordinated Notes due 1999 (the "Notes") and 450,000 warrants (the "1998 Warrants"). The Debt Placement was consummated on March 19, 1998. The 1998 Warrants are (i) exercisable commencing on May 15, 1998, and for five years thereafter for the purchase of one share of Common Stock per Warrant; and (ii) at an exercise price of $5.812 per share. The Notes (i) bear interest payable semi-annually at a rate of 12% per annum; (ii) mature on the first anniversary of the date of issuance; and
    (iii) may be repaid by the Company prior to maturity at one hundred and two (102%) percent of the amount of the unpaid principal plus interest due as of the date of repayment. As a result of the warrant issuance, the Senior Subordinated Notes were discounted by $1,620,225, which will be amortized over the term of the Notes. If the Notes are unpaid at maturity, each Note holder has the option to convert the outstanding principal and interest then due on such Note into Common Stock of the Company (the "Conversion Shares") at a conversion price equal to eighty (80%) percent of the average of the five lowest closing bid prices for the twenty consecutive trading days prior to the date of conversion. The unpaid principal and interest then due on the Notes is convertible into a maximum aggregate amount of 500,000 shares of Common Stock. Depending on the stock price at the time of conversion, more than 500,000 shares of common stock may be required to permit conversion of one hundred (100%) percent of the unpaid principal and interest then due on the Notes into Common Stock. The Company's stockholders approved issuance of a sufficient number of shares of Common Stock to permit conversion upon default of one hundred (100%) percent of the unpaid principal and interest then due on all of the outstanding Notes to Common Stock at the annual stockholders meeting on July 21, 1998.


6. Income Taxes

    Due to the cumulative loss position of the Company, a full valuation allowance has been provided against the deferred tax asset, as realization is not reasonably assured at this time.



7. Other

    The Company had obtained distribution rights under an agreement with Ion Laser Technology, Inc. ("ILT") for a composite curing and whitening device under development by ILT. That device, which was similar in many respects to the Apollo 95E, was intended to be marketed by the Company as the Apollo 9500 in the United States and Canada. On May 4, 1998, ILT announced that it would not be able to perform its obligations under ILT's agreement with the Company. According to the terms of the agreement, ILT repaid the Company approximately $500,000 in inventory advances and prepaid license fees. The Company now intends to introduce the Apollo 95E into the United States and Canada. Shipment of the 95E into the United States requires regulatory notification from the Food and Drug Administration and, while no assurance of receipt of the required notifications can be given, the Company filed for such notification on June 2, 1998 and expects that a period of 60 to 90 days will be required to obtain the necessary notification. See "Cautionary Statements and Risk Factors -- Extensive Government Regulation."

8. Foreign Operations and Export Sales

    The Company markets its products worldwide from its operations in the United States and United Kingdom. Sales from the United States are primarily to domestic customers. The majority of revenues from the United Kingdom are to customers in Europe. Selected financial data by primary geographic area for the three and six month periods ended June 30, 1998 and 1997 are as follows:

                             Three months ended   Three months ended    Six months ended   Six months ended
                                June 30, 1998        June 30, 1997        June 30, 1998      June 30, 1997
                                ------------         ------------         ------------         ----------
Sales to unaffiliated
customers:
          United States         $  1,210,974         $  4,254,981         $  3,321,505         $8,183,263
          United Kingdom           1,407,539                   --            1,407,539                 --
                                ------------         ------------         ------------         ----------
                                $  2,618,513         $  4,254,981         $  4,729,044         $8,183,263

Operating profit (loss)
          United States         $ (1,711,241)        $    170,625         $ (3,022,805)        $  384,782
          United Kingdom              65,907                   --               65,907                 --
                                ------------         ------------         ------------         ----------
                                $ (1,645,334)        $    170,625         $ (2,956,898)        $  384,782


Identifiable Assets
          United States         $ 10,880,003         $  1,764,652         $ 10,880,003         $1,764,652
          United Kingdom           2,419,661                   --            2,419,661                 --
                                ------------         ------------         ------------         ----------
                                $ 13,299,664         $  1,764,652         $ 13,299,664         $1,764,652

Export Sales
          United States         $     23,411         $  1,207,408         $    156,440         $2,185,338





Item 2. - Management's Discussion and Analysis or Plan of Operation

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three-month and six-month periods ended June 30, 1998 and 1997. Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control. Actual results could differ materially from those projected in the forward looking statements as a result of, among other factors, the factors set forth under the caption "Cautionary Statements and Risk Factors" below.

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

The Company's primary product emphasis has been on the manufacture and sale of an intraoral camera system known as the "TeliCam II System," a multi-operatory intraoral camera system known as the InTELInet, for use in connection with the TeliCam II System, and a teeth whitening and curing device known as the Apollo 95E which the Company markets internationally. The Company had obtained distribution rights under an agreement with Ion Laser Technology, Inc. ("ILT") for a composite curing and whitening device under development by ILT. That device, which was similar in many respects to the Apollo 95E, was intended to be marketed by the Company as the Apollo 9500 in the United States and Canada. On May 4, 1998, ILT announced that it would not be able to perform its obligations under ILT's agreement with the Company. The Company now intends to introduce the Apollo 95E into the United States and Canada. Shipment of the 95E into the United States requires regulatory notification from the Food and Drug Administration and, while no assurance of receipt of the required notifications can be given, the Company filed for such notification on June 2, 1998 and expects that a period of 60 to 90 days will be required to obtain necessary notifications. See "Cautionary Statements and Risk Factors -- Extensive Government Regulation." The Company has also developed an updated version of its intraoral camera system, the "TeliCam Elite" and introduced the updated camera in the second quarter of fiscal year 1998.

The TeliCam II and Elite Systems display close-up color video images of dental patients' teeth and gums. These TeliCam images assist dentists in displaying dental health and hygiene problems to patients and, as a result of such display, promote patient acceptance of treatment plans. The TeliCam II System offers dentists the ability to capture and display multiple video images without an expensive external capture device such as a video cassette recorder or color printer, thereby providing a low-cost alternative to the more expensive traditional intraoral dental camera systems. The Company commenced shipments of a predecessor of the TeliCam II System known as the "TeliCam I System" to customers in February 1996, shipped TeliCam II Systems commencing in the second quarter of 1997 and shipped Elite Systems in the second quarter of 1998. The Company believes that the market for intraoral cameras such as the TeliCam II system is a market which has matured. TeliCam System II and Elite Systems sales have recently been below levels of prior comparable periods, a trend which the Company expects to continue.

The Company in the first quarter of 1998 introduced a curing and whitening device, the Apollo 95E, to markets outside of the U.S. and Canada. The Apollo 95E was developed by S.E.D. Gerant ("S.E.D."), a developer and manufacturer of medical and dental devices organized under the laws of France which was acquired by the Company in 1997. The Company believes that the Apollo 95E produces faster results than products currently available in that market place. This product is designed to cure composite material in three seconds or less, and to produce teeth whitening in a dental operatory in less than one hour. The Company will also market the chemical composite and whitening materials to be used with this product. See "Cautionary Statements and Risk Factors -- Substantial Dependence on Third Parties -- Suppliers."

The Company has entered into an agreement with Suni Imaging Microsystems, Inc. ("Suni") to develop digital x-ray technology for incorporation into systems for the dental market. The Company has obtained exclusive rights to market products to the dental market incorporating certain digital x-ray technology developed by Suni. Suni will retain the rights to developed microchip technology underlying the x-ray system it develops for the Company. Digital x-ray systems, including those currently on the market, reduce radiation exposure compared to conventional x-ray systems and allow dentists to view x-ray images in real-time without the time-consuming process of film development and eliminate the need to use and dispose of chemicals required to develop conventional x-ray film. This technology, if successfully developed for the Company by Suni, would provide an improved image quality digital x-ray system at a price expected to be lower than competitive systems. This technology also is designed to allow database storage and recall of images for comparison purposes. The development of the technology will be done by Suni and funded by the Company. No assurance can be given that digital x-ray technology will be successfully developed, or if the technology is developed, that the Company will be able to commercially exploit it. Additionally, the Company believes that any products it may develop incorporating the digital x-ray technology will require FDA notification prior to marketing, and as a consequence, the timing of the domestic introduction of such product is uncertain. The Company will determine whether or not to proceed with the marketing of such product based upon the results of the development. See "Cautionary Statements and Risk Factors -- Substantial Dependence on Third Parties -- Suppliers."

In November 1996, the Company introduced its InTELInet Video Monitoring System ("InTELInet") which generally includes two TeliCam systems, a printer, a video-cassette monitor, cabling and installation. InTELInet creates a video-electronic information link between the different operatories of the dental office. InTELInet is different from most other intra-office networking systems known to the Company in that it enables simultaneous use of two or more intraoral cameras, which allows dentists and their staffs to conduct more than one patient examination at a time using two or more intraoral cameras simultaneously. InTELInet is thus designed to be a cost-effective solution to the problems generally associated with standard networking of various intraoral cameras in multiple operatories within a single dental practice. The Company emphasizes the savings to dental practices and the ease of use of the InTELInet in its marketing campaigns. The InTELInet is being marketed by the Company only in the United States due to the general absence of multiple operatory practices outside of the United States. The InTELInet facilitates simple network expansion and is only compatible with intraoral dental cameras marketed by the Company. While there can be no assurance that digital x-ray technology will be developed, the Company has designed the

InTELInet system to be compatible with the digital x-ray technology the Company is currently developing with Suni Imaging Microsystems, Inc.

On February 2, 1988 the Company formed "DMDS, Ltd." a wholly owned subsidiary created under the laws of the United Kingdom. DMDS, Ltd. holds the assets acquired from S.E.D. In addition, the Company currently plans to market certain of its new products internationally through DMDS, Ltd.

On March 2, 1998, the Company entered into an agreement with accredited investors and institutional purchasers for the private placement (the "Debt Placement") of its 12% Senior Subordinated Notes due 1999 (the "Notes") and 450,000 warrants (the "1998 Warrants"). The Debt Placement was consummated on March 19, 1998. The 1998 Warrants are (i) exercisable commencing on May 15, 1998, and for five years thereafter for the purchase of one share of Common Stock per Warrant; and (ii) at an exercise price of $5.812 per share. The Notes
(i) bear interest payable semi-annually at a rate of 12% per annum; (ii) mature on the first anniversary of the date of issuance; and (iii) may be repaid by the Company prior to maturity at one hundred and two (102%) percent of the amount of the unpaid principal plus interest due as of the date of repayment. As a result of the warrant issuance, the Senior Subordinated Notes were discounted by $1,620,225, which will be amortized over the term of the Notes. If the Notes are unpaid at maturity, each Note holder has the option to convert the outstanding principal and interest then due on such Note into Common Stock of the Company (the "Conversion Shares") at a conversion price equal to eighty (80%) percent of the average of the five lowest closing bid prices for the twenty consecutive trading days prior to the date of conversion. The unpaid principal and interest then due on the Notes is convertible into a maximum aggregate amount of 500,000 shares of Common Stock. Depending on the stock price at the time of conversion, more than 500,000 shares of common stock may be required to permit conversion of one hundred (100%) percent of the unpaid principal and interest then due on the Notes into Common Stock. The Company has presented a proposal to its stockholders at the annual meeting of stockholders to approve issuance of a sufficient number of shares of Common Stock to permit conversion upon default of one hundred (100%) percent of the unpaid principal and interest then due on all of the outstanding Notes to Common Stock. This proposal was approved at the meeting held on July 21, 1998.

Results of Operations

For the three-month periods ended June 30, 1998 and 1997, net sales totaled $2,618,513 and $4,254,981, respectively. For the six-month periods ended June 30, 1998 and 1997, net sales totaled $4,729,044 and $8,183,263, respectively.
The Company incurred an operating loss of $1,645,334 for the quarter ended June 30, 1998 and an operating profit of $170,625 for the quarter ended
June 30, 1997.

Net sales for the three-month period ended June 30, 1998 were $2,618,513 compared to $4,254,981 for the three-month period ended June 30, 1997, or a decrease of approximately 38%. Net sales for the six-month period ended June 30, 1998 were $4,729,044 compared to $8,183,263 for the six-month period ended June 30, 1997, or a decrease of approximately 42%. Sales are comprised primarily of sales of TeliCam Systems and related products. The decrease in sales was primarily due to reduced TeliCam sales both domestically and internationally resulting from weaker demand and increased competition as the market for intraoral cameras matured. The Company expects the decline in TeliCam sales to continue into the future. Partially offsetting the reduced TeliCam volume was the introduction of the Apollo 95E, a tooth whitening and curing device, in Europe. Sales of the Apollo 95E for the quarter ended June 30, 1998 were $1,407,539. Although no assurance can be given that Apollo 95E sales will ultimately offset the reduced TeliCam sales, the Company expects it will not have the opportunity to fully offset the decline in TeliCam sales until it is able to introduce the Apollo 95E in the United States. See - "Cautionary Statements and Risk Factors - Importance of New Product Development to Growth".

Cost of sales for the three month period ended June 30, 1998 were $1,946,906 or 74% of sales as compared to $2,550,076 or 60% of sales for the three months ended June 30, 1997. Cost of sales for the six month period ended June 30, 1998 were $3,496,995 or 74% of sales as compared to $5,027,720 or 61% of sales for the six months ended June 30, 1997. Cost of sales increased as a percentage of sales primarily due to the reduced sales volume effect on fixed overhead and a change in sales mix to lower margin InTELInet sales. The Company expects margins on the sale of the TeliCam's will be reduced in the next quarter as inventory of the TeliCam II's will be sold at a discount in preparation for the introduction of the TeliCam Elite.

Selling, general and administrative expenses totaled $2,134,639 and $1,496,707 for the three-months ended June 30, 1998 and 1997, respectively. Selling, general and administrative expenses totaled $3,864,258 and $2,697,427 for the six-months ended June 30, 1998 and 1997, respectively. The increase in expense is primarily due to increased advertising, salary and wages, and legal and accounting expenses. These increases were primarily due to preparation for the curing and whitening product introductions. These expenses are expected to continue to increase as sales volume increases and as new products are introduced. The Company expects that significant expenses will be incurred in connection with introduction of the Apollo 95E.

Research and development expenses totaled $182,302 and $37,573 for the three-month periods ended June 30, 1998 and 1997, respectively. Research and development expenses totaled $324,689 and $73,334 for the six-month periods ended June 30, 1998 and 1997, respectively. The increase is primarily the result of continued expenditures on the development of the digital x-ray technology. See "Cautionary Statements and Risk Factors - Importance of New Product Development to Growth.", and "Cautionary Statements and Risk Factors - Expansion through Undetermined Acquisitions and Joint-Ventures.". Increased expenditures on research and development are expected to continue into future periods, particularly in connection with the Company's digital x-ray product and in connection with the investigation and/or development of additional product lines.

Amortization of debt issuance cost totaled $75,000 and $28,370 for the three month periods ended June 30, 1998 and 1997, respectively. Amortization of debt issuance cost totaled $85,484 and $76,431 for the six- month periods ended June 30, 1998 and 1997, respectively. The amortization in the first six months of 1998 is a result of the costs associated with the $4.5 million Debt Placement on March 19, 1998 and in the first six months of 1997, was a result of the Bridge Notes issued in November 1996. This cost will continue into future periods.

Interest income totaled $64,057 and $48,965 for the three-month periods ended June 30, 1998 and 1997, respectively. Interest income totaled $108,330 and $48,965 for the six-month periods ended June 30, 1998 and 1997, respectively. This is primarily the result of investing the net proceeds of the Private Placement and Offering in a short-term management account through Comerica Securities.

Interest expense totaled $549,497 and $42,427, respectively for the three month periods ended June 30, 1998 and 1997. Interest expense totaled $633,290 and $132,119, respectively for the six month periods ended June 30, 1998 and 1997. Interest expense consists of interest paid on capital lease obligations, interest accrued and amortization of debt discount on the $4.5 million Debt Placement, interest accrued on the Comerica capital expenditure line, and notes payable to related parties. The increase year-to-date is primarily due to the amortization of debt discount and accrued interest on the $4.5 million Debt Placement. This expense will also continue into future periods.



Capital Resources and Liquidity

For the six-month period ended June 30, 1998, the Company used net cash of $4,147,103 in operations. Accounts receivable decreased by $343,819 to $1,637,742 at June 30, 1998 primarily due to the reduction in camera sales and to the slower sales months in the second quarter. See "Cautionary Statements and Risk Factors - Fluctuations in Quarterly Results". Accounts payable and accrued liabilities totaling $1,672,701 at June 30, 1998 decreased from $2,539,585 at the prior year-end period primarily due to the reduction in purchases associated with the TeliCam product line and the timing of payments. Inventory levels increased $1,317,880 primarily due to the introduction of the Apollo 95E in Europe.

Capital expenditures totaled $339,881 for the six month period ended June 30, 1998 and was primarily due to the new computer network system hardware and software that is currently being implemented. Cash and cash equivalents on hand at the end of the period were $3,914,316. The Debt Placement of the Company in March 1998 provided approximately $4,200,000 in cash to the Company after expenses.

On July 1, 1997, the Company finalized a credit agreement with Comerica Bank ("Comerica") extending up to a $2,000,000 line of credit to the Company, secured by a first priority security interest in the Company's assets and by an assignment of the Company's rights under the Boston Marketing Distribution Agreement. The credit facility bears interest at the rate of prime plus .25% per annum (8.75% at June 30, 1998). All borrowings under the facility are subject to a formula based, generally, on accounts receivable and inventory. The Company intends to use the credit facility, when needed, for working capital and general corporate purposes. No amounts were outstanding at June 30, 1998.

On December 10, 1997, the Company finalized a second agreement with Comerica Bank ("Comerica") extending up to a $500,000 line of credit to the Company for capital expenditures, secured by a first priority interest in the Company's assets. The credit facility bears interest at a rate of prime plus .5% per annum (9.0% at June 30, 1998). The line expires on December 10, 1998. The principal balance will amortize over a thirty-six--(36) month period. Borrowings are at 80% of the capital expenditure. At June 30, 1998, $267,686 was outstanding.

At present, the expenditures for continued research and development for products incorporating digital x-ray technology is the only significant future commitment and will be financed by the remaining proceeds of the $4.5 million Debt Placement. Based on its current operating plan, the Company anticipates that unless a substantial portion of the Company's outstanding redeemable warrants are exercised during the current fiscal year, in addition to the remaining proceeds from the Debt Placement together with the credit facility, further capital will be required during the next twelve months to satisfy the Company's expected increased working capital and research and development requirements for the new products. Exercise of the Company's redeemable warrants is unlikely unless the market price of the Company's common stock is in excess of the exercise of the redeemable warrants and, consequently, there can be no assurance that a significant portion of the Company's outstanding redeemable warrants will be exercised. The Company is currently exploring alternatives to fulfill its financing requirements. No assurance can be given that additional financing will be available when needed or that, if available, it will be on terms favorable to the Company or its stockholders. If needed funds are not available, the Company may be required to curtail its operations, which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company's working capital requirements during this period will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations.

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

   Limited Operating History; History of Losses and Accumulated Deficit. While the Company has been in existence since 1981, its operations between 1988 and its acquisition of DMD and BDI in March 1996, were limited to the exploration of acquisition opportunities. Dental/Medical Diagnostic Systems, the division of the Company which designs and markets the Company's

TeliCam Systems, and BDI, a subsidiary of the Company, have only been in operation since October 1995. For the period from inception (October 23, 1995) to March 2, 1996, the Company incurred a net loss of $1,625,213, and for the ten-month period ended December 31, 1996, the Company had net income of $137,151. For the twelve months ended December 31, 1997 the Company had a net loss after extraordinary item of $2,044,729, and for the six months ended June 30, 1998 the Company had a net loss of $3,567,342. At June 30, 1998, the Company's accumulated deficit was $7,100,132. The ability of the Company to obtain and sustain profitability will depend, in part, upon the successful marketing of existing products and the successful and timely introduction of new products. There can be no assurance that the Company will be able to generate and sustain net sales or profitability in the future.

   Dependence Upon a Single Product. The TeliCam Systems have been the Company's primary product and, together with related products such as the InTELInet system, accounted for a substantial portion of the Company's revenue. See "-- Importance of New Product Development to Growth." The Company believes that the market for intraoral cameras, such as the TeliCam systems, is a market that has matured. TeliCam Systems sales have recently been below levels of prior comparable periods, a trend which the Company expects to continue. If the Company is unable to successfully develop and introduce additional products and product lines, or obtain 510(k) notification for domestic introduction of its Apollo 95E now being sold internationally, it is likely that the Company's business operations would be substantially and adversely impacted.

   Importance of New Product Development to Growth. The Company's ability to develop and successfully introduce new products, particularly obtaining 510(k) notification for the tooth whitening and curing device, the Apollo 95E, a line of tooth whitening chemicals and composites, and the digital x-ray technology under development for the Company by Suni, will be a significant factor in the Company's ability to grow and remain competitive. See "Cautionary Statements and Risk Factors -- Substantial Dependence on Third Parties -- Suppliers." Development of new product lines is risk intensive as evidenced by ILT's recent announcement that it will be unable to perform its obligations under its agreement with the Company to develop and supply the Apollo 9500 to the Company. New product development often requires long-term forecasting of market trends, the development and implementation of new designs, compliance with extensive governmental regulatory requirements and a substantial capital commitment. There are a number of manufacturing and design risks inherent in engineering high cost custom built prototypes upon which development and contracting decisions are often made, into commercial products able to be manufactured in large quantities at acceptable cost. Also, the medical and dental device industry is characterized by rapid technological change. As technological changes occur in the marketplace, the Company may have to modify its products in order to keep pace with these changes and developments. The introduction of products embodying new technologies, or the emergence of new industry standards, may render existing products, or products under development, obsolete or unmarketable. Any failure by the Company to anticipate or respond in a cost-effective and timely manner to government requirements, market trends or customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's business, operating results and financial condition.

   Need For Additional Financing. Based on its current operating plan, the Company anticipates that unless a substantial portion of the outstanding warrants of the Company are exercised by the respective holders thereof, in addition to the credit facility and the remaining proceeds of the Debt Placement, further capital will be required during the next twelve months to satisfy the Company's expected increased working capital and research and development requirements for its planned new products. The Company is currently exploring alternatives to fulfill these requirements. No assurance can be given that additional financing will be available when needed or that, if available, it will be on terms favorable to the Company or its stockholders. If needed funds are not available, the Company may be required to curtail its operations, which could have a material adverse effect on the Company's business, operating results and financial condition. If additional funds are raised through the issuance of equity securities, additional dilution to stockholders may occur. In addition, if sufficient funds to repay the Notes are not available, the Notes may be converted to shares of Common Stock and additional dilution to stockholders may occur.

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

   Fluctuations in Quarterly Results. The Company's business is subject to certain quarterly influences. Management's prior experience in the industry would indicate that net sales and operating profits are generally higher in the fourth quarter due to the purchasing patterns of dentists and are generally lower in the first quarter due primarily to increased purchases in the prior quarter and during the summer months due to a reduced volume of trade shows and increased unavailability of dentists due to summer vacations. The Company plans to increase expenses to fund greater levels of research and development and to fund investments in joint ventures and acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, quarterly operating results and financial condition will be adversely affected. Quarterly results may also be adversely affected by a variety of other factors, including the timing of acquisitions and their related costs, as well as the release of new products and promotions taking place within the quarter. Other factors that may influence the Company's quarterly operating results include the timing of introduction or enhancement of products by the Company or its competitors, market acceptance of the TeliCam Elite, the InTELInet System, the Apollo 95E and other new products, development and promotional expenses relating to the introduction of new products or enhancements of existing products, reviews in the industry press concerning the products of the Company or its competitors, changes or anticipated changes in pricing by the Company or its competitors, mix of distribution channels through which products are sold, mix of products sold, product returns, the timing of orders from major distributors, order cancellations, delays in shipment and general economic conditions. Due to all of the foregoing factors, it is also likely that in some future periods the Company's operating results may be below the expectations of analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

   Extensive Government Regulation. The Company's products and its manufacturing practices are subject to regulation by the United States Food and Drug Administration ("FDA") pursuant to the Federal Food, Drug and Cosmetic Act ("FDC Act"), and by other state and foreign regulatory agencies. Under the FDC Act, medical and dental devices, including those under development by the Company must receive FDA clearance or notification before they may be sold, or be exempted from the need to obtain such clearance or notification. FDA regulations also require the Company to adhere to certain "Good Manufacturing Practices" ("GMP") regulations, which include validation testing, quality control and documentation procedures. The Company's compliance with applicable regulatory requirements is subject to periodic inspections by the FDA.

The Company has filed for 510(k) notification for its Apollo 95E and will need to do the same for any new products that are developed in the future using digital x-ray technology. The process of obtaining required regulatory clearances or notifications can be time-consuming and expensive, and compliance with the FDA's GMP regulations and other regulatory requirements can be burdensome. Moreover, there can be no assurance that the required regulatory notifications will be obtained, and those obtained may include significant limitations on the uses of the product in question. In addition, changes in existing regulations or the adoption of new regulations could make regulatory compliance by the Company more difficult in the future. Although the Company believes that its products and procedures are currently in material compliance with all relevant FDA requirements, the failure to obtain the required regulatory clearances or to comply with applicable regulations could result in fines, delays or suspensions of clearances, seizures or recalls of products, operating restrictions and criminal prosecutions, and would have a material adverse effect on the Company.

   Competition. The manufacture and distribution of medical and dental devices is intensely competitive. The Company competes with numerous other companies, including several major manufacturers and distributors. With respect to the intraoral camera market, the Company has at least twelve major competitors. The Apollo 95E presently has two major competitors. Some of the Company's competitors have greater financial and other resources than the Company. Consequently, such entities may begin to develop, manufacture, market and distribute systems which are substantially similar or superior to the Company's products.

   Rapid Expansion of the Company's Business. From inception (October 23, 1995) through June 30, 1998, the Company has experienced rapid and substantial growth in revenues and geographic scope of operations. Any future growth may place a significant strain on management and on the Company's financial resources and information processing systems. The failure to recruit additional staff and key personnel, to have sufficient financial resources, to maintain or upgrade these financial reporting systems, or to respond effectively to difficulties encountered during expansion could have a material adverse effect on the Company's business, operating results and financial condition.

   Reliance on International Sales and Distributors and General Risks of International Operations. For the six-month period ended June 30, 1998, international sales have accounted for approximately 33% of the Company's net sales, and the Company expects that international sales may increase as a percentage of sales in the future. Consequently, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements; fluctuations in the US dollar which could materially adversely affect US dollar revenues; tariffs and other barriers and restrictions; potentially adverse taxes; and the burdens of complying with a variety of international laws and communications standards. The Company's international sales involve potentially longer payment cycles and the Company may experience greater difficulty collecting accounts receivable. The Company currently depends on third party distributors for substantially all of its international sales. At June 30, 1998, the Company's international receivables accounted for 87% of the Company's accounts receivable, and international sales were approximately $1,547,707 or 33%, of the Company's total sales for the six-month period ended June 30, 1998. Certain of the Company's third party distributors may also act as resellers for competitors of the Company and could devote greater effort and resources to marketing competitive products. The loss of, or other significant reduction in sales to, certain of these third party distributors could have a material adverse effect on the Company's business and results of operations. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. There can be no assurance that these risks of conducting business internationally will not have a material adverse effect on the Company's business. Further, any failure by the Company to predict or plan for changes in the international arena could have a material adverse effect on the Company's business, operating results and financial condition.

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

   Limitation of Liability and Indemnification. The Company's Amended and Restated Certificate of Incorporation limits, to the maximum extent permitted by the Delaware General Corporation Law ("Delaware Law"), the personal liability of directors for monetary damages for breach of their fiduciary duties as a director, and provides that the Company shall indemnify its officers and directors and may indemnify its employees and other agents to the fullest extent permitted by law. The Company has entered into indemnification agreements with its directors and executive officers which may require the Company, among other things, to indemnify such directors or executive officers against liabilities that arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. The Company has purchased director's and officer's liability insurance in the amount of $5.0 million. Section 145 of the Delaware Law provides that a corporation may indemnify a director, officer, employee or agent made, or threatened to be, a party to an action by reason of the fact that he was a director, officer, employee or agent of the corporation or was serving at the request of the corporation against expenses actually and reasonably incurred in connection with such action if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, if he had no reasonable cause to believe his conduct was unlawful. Delaware Law does not permit a corporation to eliminate a director's duty of care, and the provisions of the Company's Amended and Restated Certificate of Incorporation have no effect on the availability of equitable remedies, such as injunction or rescission, for a director's breach of the duty of care.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.


RECENT SALES

On March 2, 1998, the Company entered into an agreement with accredited investors and institutional purchasers for the private placement (the "Debt Placement") of its 12% Senior Subordinated Notes due 1999 (the "Notes") and 450,000 warrants (the "Warrants"). The Debt Placement was consummated on March 19, 1998. The Debt Placement was exempt from Registration under Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act. The Warrants are
(i) exercisable commencing on May 15, 1998, and for five years thereafter for the purchase of one share of Common Stock per Warrant (the "Warrant Shares"); and (ii) at an exercise price of $5.812 per share. The Company has filed a registration statement with respect to the Warrant Shares. The Notes (i) bear interest at a rate of 12% per annum payable semi-annually; (ii) mature on the first anniversary of the date of issuance; and (iii) may be repaid by the Company prior to maturity at one hundred and two (102%) percent of the amount of the unpaid principal plus the interest due as of the date of repayment. If the Notes are unpaid at maturity, each Note holder has the option to convert the outstanding principal and interest then due on such Note into Common Stock of the Company (the "Conversion Shares") at a conversion price equal to eighty (80%) percent of the average of the five lowest closing bid prices for the twenty consecutive trading days prior to the date of conversion. The unpaid principal and interest then due on the Notes is convertible into a maximum aggregate amount of 500,000 shares of Common Stock. Depending on the stock price at the time of conversion, more than 500,000 shares of Common Stock may be required to permit conversion of one hundred (100%) percent of the unpaid principal and interest then due on the Notes into Common Stock. The Company presented a proposal to its stockholders at the annual meeting of stockholder's, held July 21,1998, to approve issuance of a sufficient number of shares of Common Stock to permit conversion upon default of one hundred (100%) percent of the unpaid principal and interest then due on all of the outstanding Notes to Common Stock. The proposal was approved at that meeting. The Company has to file a registration statement with respect to any Conversion Shares within 45 days of the date the Notes mature, if the Notes are then unpaid. The Company intends to use the proceeds of the Debt Placement of $4.2 million, net of commissions and costs, to launch its Apollo 95E product, for product development and for other working capital purposes.


Item 3.  Defaults in Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security-Holders.

The Annual Meeting of Stockholders for Dental/Medical Diagnostic Systems, Inc. took place on Tuesday, July 21, 1998.

The Company's three directors, namely, Robert Gurevitch (Chairman of the Board), Marvin Kleinberg and Jack Preston were re-elected and will continue to act in their same capacities in the ensuing year. Actual votes cast at the meeting were as follows: 2,983,187 votes for and 15,850 votes withheld.

The issuance of the sufficient number of shares of the Company's Common Stock, to permit conversion of one hundred (100%) percent of the $4,500,000 aggregate principal amount of the Notes, and accrued interest, into shares of the Common Stock upon default in payment of the Notes was approved by the stockholders at the Annual Meeting. Actual votes cast at the meeting were as follows: 2,937,869 votes for and 55,168 votes withheld.

Also approved at the Annual Meeting was the increase of the maximum number of shares of Common Stock that may be issued pursuant to awards granted under the Company's 1997 Stock Incentive Plan. Actual votes cast at the meeting were as follows: 2,786,373 votes for and 209,655 votes withheld.

No other matters were voted on by the stockholders at the meeting.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

   Exhibit 27.1  Financial Data Schedule

   (b)   Reports on Form 8-K

    Current Report on Form 8-K filed May 8, 1998 reporting under Item 5 that Ion Laser Technology, Inc. ("ILT") could not deliver the Apollo 9500 Trademark, as required by the Company's agreement with ILT.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized.

                                       Dental/Medical Diagnostic Systems, Inc.


Dated August 14, 1998                  By: /s/ Stephen F. Ross
                                          --------------------
                                           Stephen F. Ross
                                           Vice President and Chief Financial
                                           Officer