Form 10QSB
period 1998-09-30
DENTAL MEDICAL DIAGNOSTIC SYSTEMS INC
filed 1998-11-12
CIK 738194

                     The SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

         FORM 10-QSB MARK ONE:

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended September 30, 1998

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

State the number of shares of registrant's common stock outstanding as of November 3, 1998: 5,155,694

Transitional Small Business Disclosure Format    Yes [ ]   No [X]

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                               September 30, 1998

PART I - FINANCIAL INFORMATION                                                        PAGE

         Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheet-September 30, 1998                3

                 Condensed Consolidated Statements of Operations                        4
                 Three and Nine Month Periods Ended September 30, 1998 and 1997

                 Condensed Consolidated Statements of Cash Flows                        5
                 Nine Month Periods Ended September 30, 1998 and 1997

                 Consolidated Statements of Comprehensive Income                        6
                 Three and Nine Month Periods Ended September 30, 1998 and 1997

                 Notes to Interim Condensed Consolidated Financial Statements           7


         Item 2.  Management's Discussion and Analysis or Plan of Operation            12


PART II - OTHER INFORMATION
         Item 2.  Changes in Securities and Use of Proceeds                            22
         Item 4.  Submission of Matters to a Vote of Security-Holders                  22
         Item 6.  Exhibits and Reports on Form 8-K                                     22

                     (a)  Exhibits                                                     22
                     (b)  Reports on 8-K                                               22

         Signatures                                                                    23

PART I - FINANCIAL INFORMATION

    ITEM 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                     September 30, 1998
                                                     ------------------

ASSETS
Current assets:
  Cash and cash equivalents                               $  3,687,439
  Accounts receivable                                        3,753,512
  Inventories                                                3,994,170
  Prepaid expenses and other                                   808,237
                                                          ------------
  Total current assets                                      12,243,358

Property and equipment, net                                    758,589
Loans receivable from related parties                           70,000
Other assets                                                   138,973
                                                          ------------
Total assets                                              $ 13,210,920
                                                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes Payable                                           $  3,746,508
  Accounts payable                                           1,479,214
  Current portion of capital lease obligation                   25,282
  Accrued liabilities                                          850,872
  Customer deposits                                             44,953
                                                          ------------

Total current liabilities                                    6,146,829

Notes payable                                                  470,338
Capital lease obligations                                       25,330
Other long term liabilities                                     16,072
                                                          ------------

Total liabilities                                            6,658,569
                                                          ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share;
    1,000,000 shares authorized, none issued and                  --
    outstanding
Common stock, par value $.01
     per share; 20,000,000 shares authorized:
     5,125,194 shares issued and outstanding                    51,251
Paid in capital                                             12,919,037
Cumulative translation adjustment                               12,769
Accumulated deficit                                         (6,430,706)
                                                          ------------
Total stockholders' equity                                   6,552,351
                                                          ------------

Total liabilities and stockholders' equity                $ 13,210,920
                                                          ============


     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                             Three Months Ended    Three Months Ended      Nine Months Ended      Nine Months Ended
                                              September 30,1998    September 30, 1997     September 30, 1998     September 30, 1997
                                             ------------------    ------------------     ------------------     ------------------

Net sales                                          $  6,157,358          $  3,505,575           $ 10,886,402           $ 11,688,838
Cost of sales                                         2,866,104             2,356,863              6,363,099              7,384,583
                                                   ------------          ------------           ------------           ------------
  Gross profit                                        3,291,254             1,148,712              4,523,303              4,304,255
Selling, general & administrative
expenses                                              1,845,232             1,359,117              5,709,490              4,056,544
Research & development expenses                         197,283               155,387                521,972                228,721
Non-recurring charge                                       --                 256,250                   --                  256,250
                                                   ------------          ------------           ------------           ------------
  Operating income (loss)                             1,248,739              (622,042)            (1,708,159)              (237,260)
Interest income                                         (47,103)              (90,285)              (155,433)              (139,250)
Interest expense                                        551,416                 4,655              1,184,705                136,774
Amortization of debt issuance costs                      75,000                  --                  160,484                 76,431
                                                   ------------          ------------           ------------           ------------
Income (loss) before income taxes and
     Extraordinary item                                 669,426              (536,412)            (2,897,915)              (311,215)
Provision for income taxes                                 --                 (96,837)                  --                  (11,042)
                                                   ------------          ------------           ------------           ------------
  Income (loss) before extraordinary
     Item                                               669,426              (439,575)            (2,897,915)              (300,173)
Extraordinary loss on early extinguishment
   of debt (net of tax benefit of $143,511)                --                    --                     --                 (234,149)
                                                   ------------          ------------           ------------           ------------
 Net income (loss)                                 $    669,426          $   (439,575)          $ (2,897,915)          $   (534,322)
                                                   ============          ============           ============           ============

Basic earnings per share
   Income (loss) before extraordinary item         $       0.13          $      (0.09)          $      (0.57)          $      (0.07)
   Extraordinary item                              $       --            $       --             $       --             $      (0.06)
                                                   ------------          ------------           ------------           ------------
   Net loss                                        $       0.13          $      (0.09)          $      (0.57)          $      (0.13)

Diluted earnings per share
   Income (loss) before extraordinary item         $       0.13          $      (0.09)          $      (0.57)          $      (0.07)
   Extraordinary item                              $       --            $       --             $       --             $      (0.06)
                                                   ------------          ------------           ------------           ------------
   Net loss                                        $       0.13          $      (0.09)          $      (0.57)          $      (0.13)

Weighted average number of shares:
   Basic                                              5,122,072             5,066,653              5,119,061              4,081,152
   Diluted                                            5,210,236             5,066,653              5,119,061              4,081,152


              The accompanying notes are an integral part of these
                   interim consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                          Nine Months Ended     Nine Months Ended
                                                         September 30, 1998    September 30, 1997
                                                         ------------------    ------------------
Cash flows from operating activities:
Net loss                                                       $(2,897,915)          $  (534,322)
Adjustments to reconcile net loss to net cash used by
operating activities:
  Depreciation and amortization                                  1,233,813               201,279
  Allowances for returns and
     doubtful  accounts                                               --                 (86,428)
  Inventory write-downs                                               --                  20,000
  Extraordinary item                                                  --                 234,149
  Other                                                               --                    (795)
Changes in operating assets and liabilities:
  Accounts receivable                                           (1,767,350)             (624,782)
  Inventories                                                   (1,093,235)             (995,682)
  Income taxes receivable                                             --                 (37,522)
  Prepaid expenses and other                                      (306,225)              (87,980)
  Other assets                                                     432,804                23,618
  Accounts payable                                                 (47,578)              184,954
  Accrued liabilities                                             (197,033)              151,943
  Income taxes payable                                              35,696               (25,059)
  Customer deposits                                                  1,958               (17,932)
                                                               -----------           -----------
Net cash used by operating activities                           (4,605,065)           (1,594,559)
                                                               -----------           -----------

Cash flows from investing activities:
  Purchase of property and equipment                              (398,368)             (118,795)
  Loan to related party                                             56,000              (126,000)
                                                               -----------           -----------
Net cash used in investing activities                             (342,368)             (244,795)
                                                               -----------           -----------

Cash flows from financing activities:
  Decrease in other long term liabilities                             --                 (13,237)
  Net proceeds from issuance of common stock                          --               8,654,898
  Net proceeds from exercise of stock options                       27,592                  --
  Repayment of notes payable                                          --              (1,600,000)
  Net proceeds from issuance of
   notes payable                                                 4,500,000                  --
  Debt issuance cost                                              (300,000)                 --
  Long term note payable                                           471,304                  --
  Repayments on borrowings from
   related parties                                                 (48,477)             (178,852)
  Principal payments on capital
   lease obligations                                               (12,602)                 --
  Increase in other long term liabilities                            2,749                  --
                                                               -----------           -----------
Net cash provided by  financing activities                       4,640,566             6,862,809
                                                               -----------           -----------

Net (decrease) increase in cash and
   cash equivalents                                               (306,867)            5,023,455
Effect of exchange rate changes on cash and cash
   equivalents                                                      13,244                  --
Cash and cash equivalents,
   beginning of period                                           3,981,062             1,058,836
                                                               -----------           -----------
Cash and cash equivalents,
   end of period                                               $ 3,687,439           $ 6,082,291
                                                               ===========           ===========

Supplemental cash flow information:
Interest paid                                                  $   291,563           $    92,962
Income taxes paid                                              $    14,981           $    48,904


The accompanying notes are an integral part of these interim condensed consolidated financial statements

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
      FOR THE THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                      Three months ended    Three months ended     Nine months ended     Nine months ended
                                      September 30, 1998    September 30, 1997    September 30, 1998    September 30, 1997
                                      ------------------    ------------------    ------------------    ------------------

Net income (loss)                         $    669,426         $   (439,575)         $ (2,897,916)         $   (534,322)
Other comprehensive income:
   Foreign currency  translation
   adjustment                                   12,073                 --                  12,769                  --
                                          ------------         ------------          ------------          ------------
Comprehensive income (loss)               $    681,499         $   (439,575)         $ (2,885,147)         $   (534,322)
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

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1998


1. General

     The accompanying unaudited interim condensed consolidated financial statements include the accounts of Dental/Medical Diagnostic Systems, Inc. and Subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the period ended December 31, 1997.


2. Summary of Significant Accounting Policies


    Concentration of Credit Risk and Major Customers

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Also, at various times throughout the year, cash balances are maintained in excess of Federally insured limits.

     For the nine-month period ended September 30, 1998 and 1997, international customers accounted for 34% and 26% of sales, respectively. At September 30, 1998 and 1997 international customers accounted for approximately 59% and 70% of trade accounts receivable, respectively.

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

     The Company has derived substantially all of its revenues from the sales of a two product family. The Company believes that the inability to attract new customers, the loss of one or more of its major customers, a significant reduction in business from such customers, or the uncollectibility of amounts due from any of its larger customers, could have a material adverse affect on the Company.



    Revenue Recognition

     The Company recognizes revenue from the sales of systems and supplies at the time of shipment net of an allowance for estimated sales returns. The Company generally provides warranties on its systems for one year. A provision for estimated future costs relating to warranty is recorded when systems are shipped.



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

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for income before extraordinary item for the three and nine month periods ended September 30, 1998 and 1997:

                                                        Three months         Three months         Nine months          Nine months
                                                           ended                ended                ended                ended
                                                       September 30,        September 30,        September 30,        September 30,
                                                           1998                1997                 1998                 1997
                                                       -------------       -------------        -------------        -------------
Numerator:
   Basic and diluted income available to common
   stockholders:
      Income (loss) before extraordinary item          $     669,426       $    (439,575)       $  (2,897,915)       $    (300,173)
      Income (loss) after extraordinary item           $     669,426       $    (439,575)       $  (2,897,915)       $    (534,322)

Denominator:
    Basic weighted average shares                          5,122,072           5,066,653            5,119,061            4,081,152

    Effect of dilutive securities:
         Stock options and warrants                           88,164                --                   --                   --
                                                       -------------       -------------        -------------        -------------

    Diluted weighted average shares                        5,210,236           5,066,653            5,119,061            4,081,152


     Common shares related to stock options and stock warrants that are antidilutive amounted to approximately 4,906,500 for the nine month period ended September 30, 1998.


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


    Comprehensive Income

     In January 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     No tax effect has been allocated to the foreign currency translation adjustment for the periods presented.

     The following is a reconciliation of accumulated other comprehensive income balance for the nine months ended September 30, 1998.


                                                      September 30, 1998
                                                      ------------------
            Beginning balance                             $     696
            Current period change                            12,073
                                                          ---------
            Ending balance                                $ 12,769
                                                          ========

3. Related Party Transactions

     From December 1995 through February 1996, Robert H. Gurevitch, Chairman of the Board and Chief Executive Officer of the Company, and Boston Marketing Company, Ltd. ("Boston Marketing"), an affiliate of Hiroki Umezaki, a former Director of the Company, loaned the Company an aggregate of $377,015. The Promissory Notes evidencing such loans bear interest at 6% per annum and were originally payable within six months. On February 26, 1996, the Company repaid $50,000 to each of Mr. Gurevitch and Boston Marketing. In November 1996, Mr. Gurevitch and Boston Marketing each agreed to extend the term of their respective notes. On May 23, 1997, Boston Marketing was paid the remaining principal balance of $150,000 of its loan plus the accrued interest of $3,526. Mr. Gurevitch was paid $25,000 on July 10, 1997 and $26,850 on October 22, 1997; $5,000 on October 30, 1997;
     $13,787 on November 1, 1997; $3,447 on December 1, 1997; $3,447 on January
     1, 1998; $5,319 on February 1, 1998; $12,806 on February 19, 1998; $3,447
     on April 1, 1998; $1,341 on May 1, 1998; $3,512 on May 18, 1998; $3,976 on
     June 3, 1998; $81 on June 17, 1998; and the balance was paid during the third quarter of 1998.


     On May 27, 1997, the Company loaned Dewey Perrigo, Vice President of Sales of the Company, and Andrea Niemiec-Perrigo, an employee of the Company, $126,000 for the purpose of buying a home. The Promissory Notes evidencing such loans bear interest at prime plus .25% (presently 8.75%), and are due and payable on May 27, 1999. On August 19, 1998, a principal payment of $56,000 and an interest payment of $6,152 was made leaving a loan balance of $70,000.



4. Inventories

     Inventories consisted of the following:

                              SEPTEMBER 30, 1998
                              ------------------
       Raw materials                  $1,758,331
       Work in progress                  645,843

       Finished goods                  1,589,996
                                      ----------
       Total                          $3,994,170
                                      ==========

5. Capital Transactions

     On March 2, 1998, the Company entered into an agreement with accredited investors and institutional purchasers for the private placement (the "Debt Placement") of its 12% Senior Subordinated Notes due 1999 (the "Notes") and 450,000 warrants (the "1998 Warrants"). The Debt Placement was consummated on March 19, 1998. The 1998 Warrants are (i) exercisable commencing on May 15, 1998, and for five years thereafter for the purchase of one share of Common Stock per Warrant; and (ii) at an exercise price of $5.812 per share. The Notes (i) bear interest payable semi-annually at a rate of 12% per annum; (ii) mature on the first anniversary of the date of issuance; and (iii) may be repaid by the Company prior to maturity at one hundred and two (102%) percent of the amount of the unpaid principal plus interest due as of the date of repayment. As a result of the warrant issuance, the Senior Subordinated Notes were discounted by $1,620,225, which will be amortized over the term of the Notes. If the Notes are unpaid at maturity, each Note holder has the option to convert the outstanding principal and interest then due on such Note into Common Stock of the Company (the "Conversion Shares") at a conversion price equal to eighty (80%) percent of the average of the five lowest closing bid prices for the twenty consecutive trading days prior to the date of conversion. The unpaid principal and interest then due on the Notes is convertible into a maximum aggregate amount of 500,000 shares of Common Stock. Depending on the stock price at the time of conversion, more than 500,000 shares of common stock may be required to permit conversion of one hundred (100%) percent of the unpaid principal and interest then due on the Notes into Common Stock. The Company's stockholders approved issuance of a sufficient number of shares of Common Stock to permit conversion upon default of one hundred (100%) percent of the unpaid principal and interest then due on all of the outstanding Notes to Common Stock at the annual stockholders meeting on July 21, 1998. On September 16, 1998, accrued interest of $270,000 was paid to the Note holders in accordance with the Debt Placement agreement.

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

     On June 2, 1998, the Company filed for 510(k) notification on the Apollo 95E, with the Food and Drug Administration. The Company received 510(k) notification on August 20, 1998 and began shipping the Apollo 95E into the United States and Canadian markets on August 24, 1998. The Apollo 95E is a tooth whitening and curing device that will significantly whiten discolored teeth in less than one hour, as well as, cure restorative composite material in one to three seconds.
     The Apollo 95E was developed by the Company.



8. Foreign Operations and Export Sales

     The Company markets its products worldwide from its operations in the United States and United Kingdom. Sales from the United States are primarily to domestic customers. The majority of revenues from the United Kingdom are to customers in Europe. Selected financial data by primary geographic area for the three and nine month periods ended September 30, 1998 and 1997 are as follows:

                                    Three months ended     Three months ended      Nine months ended      Nine months ended
                                    September 30, 1998     September 30, 1997     September 30, 1998     September 30, 1997
                                    ------------------     ------------------     ------------------     ------------------
Sales to unaffiliated customers:
          United States                   $  4,569,100           $  3,505,575           $  7,890,606           $ 11,688,838
          United Kingdom                     1,588,258                   --                2,995,796                   --
                                          ------------           ------------           ------------           ------------

                                          $  6,157,358           $  3,505,575           $ 10,886,402           $ 11,688,838

Operating profit (loss)
          United States                   $    620,300           $   (622,042)          $ (2,402,505)          $   (237,260)
          United Kingdom                       628,439                   --                  694,346                   --
                                          ------------           ------------           ------------           ------------

                                          $  1,248,739           $   (622,042)          $ (1,708,159)          $   (237,260)

Identifiable Assets
          United States                   $ 10,333,625           $ 11,437,456           $ 10,333,625           $ 11,437,456
          United Kingdom                     2,877,295                      _              2,877,295                   --
                                          ------------           ------------           ------------           ------------
                                          $ 13,210,920           $ 11,437,456           $ 13,210,920           $ 11,437,456

Export Sales
          United States                   $    507,202           $    900,868           $    633,642           $  3,086,206

Item 2. - Management's Discussion and Analysis or Plan of Operation

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three-month and nine-month periods ended September 30, 1998 and 1997. Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control. Actual results could differ materially from those projected in the forward looking statements as a result of, among other factors, the factors set forth under the caption "Cautionary Statements and Risk Factors" below.

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

The Company's primary product emphasis for approximately the past two years has been on the manufacture and sale of an intraoral camera system known as the "TeliCam II System," an updated version of the intraoral camera system, the "TeliCam Elite," and a multi-operatory intraoral camera system known as the InTELInet, for use in connection with the TeliCam II System. However, in the last nine months the Company's primary product emphasis has begun to shift toward a teeth whitening and curing device known as the Apollo 95E which the Company now markets both domestically and internationally. The Company had originally obtained distribution rights under an agreement with Ion Laser Technology, Inc. ("ILT") for a composite curing and whitening device under development by ILT. That device, which was similar in many respects to the Apollo 95E, was intended to be marketed by the Company as the Apollo 9500 in the United States and Canada, while the Apollo 95E would be marketed solely in international markets. On May 4, 1998, ILT announced that it would not be able to perform its obligations under ILT's agreement with the Company. The Company then filed for 510(k) notification on June 2, 1998 and received 510(k) notification for the Apollo 95E on August 20, 1998. On August 24, 1998, the Company began shipping Apollo 95E units into the United States and Canada.

The TeliCam II and Elite Systems display close-up color video images of dental patients' teeth and gums. These TeliCam images assist dentists in displaying dental health and hygiene problems to patients and, as a result of such display, promote patient acceptance of treatment plans. The TeliCam II System offers dentists the ability to capture and display multiple video images without an expensive external capture device such as a video cassette recorder or color printer, thereby providing a low-cost alternative to the more expensive traditional intraoral dental camera systems. The Company commenced shipments of a predecessor of the TeliCam II System known as the "TeliCam I System" to customers in February 1996, shipped TeliCam II Systems commencing in the second quarter of 1997 and shipped Elite Systems in the second quarter of 1998. The Company believes that the market for intraoral cameras such as the TeliCam II and Elite system is a market which has matured. TeliCam System II and Elite Systems sales have recently been below levels of prior comparable periods, a trend which the Company expects to continue.

The Company introduced a curing and whitening device, the Apollo 95E, to international markets in the first quarter of 1998 and to U.S. and Canadian markets in the third quarter of 1998. The Apollo 95E was developed by S.E.D. Gerant ("S.E.D."), a developer and manufacturer of medical and dental devices organized under the laws of France which was acquired by the Company in 1997. The Company believes that the Apollo 95E produces faster results than products currently available in the market place. This product is designed to cure composite material in three seconds or less, and to produce teeth whitening in a dental operatory in less than one hour. In the third quarter the Apollo 95E has received a strong response from the domestic marketplace and the Company anticipates an increase in production for the fourth quarter and for calendar year 1999. See "Cautionary Statements and Risk Factors -- Substantial Dependence on Third Parties -- Suppliers."

The Company also plans to begin marketing the chemical composite (Apollo Cure) and whitening materials (Apollo Secret) to be used in connection with the Apollo 95E in the fourth quarter 1998. The Company is currently in the process of having the products manufactured for initial shipment to dentists. The Company has the exclusive worldwide distribution rights for Apollo Secret whitening agents and composite curing materials, and plans to begin shipping to dentist in the fourth quarter of 1998. The benefits of Apollo Secret Power Whitening include a unique desensitizing formulation that substantially reduces patient discomfort, allows the procedure to be performed by a dental assistant or hygienist, generally in less that 40 minutes, and has the ability to whiten the patient's teeth up to ten shades lighter. Apollo Secret is the subject of a pending patent application by its developer. This product eliminates many of the common problems associated with other tooth whitening agents by combining a 35% Hydrogen Peroxide solution with a patent applied for formula which reduces burning or discomfort to the gums and causes no surface damage to the teeth, enamel or pulp. No assurance can be given that the tooth whitening formula will be successfully introduced or that the Company will be able to commercially exploit it

The Company has entered into an agreement with Suni Imaging Microsystems, Inc. ("Suni") to develop digital x-ray technology for incorporation into systems for the dental market. The Company has obtained exclusive rights to market products to the dental market incorporating certain digital x-ray technology developed by Suni. Suni will retain the rights to developed microchip technology underlying the x-ray system it develops for the Company. Digital x-ray systems, including those currently on the market, reduce radiation exposure compared to conventional x-ray systems and allow dentists to view x-ray images in real-time without the time-consuming process of film development and eliminate the need to use and dispose of chemicals required to develop conventional x-ray film. This technology, if successfully developed for the Company by Suni, would provide an improved image quality digital x-ray system at a price expected to be lower than competitive systems. This technology also is designed to allow database storage and recall of images for comparison purposes. The development of the technology will be done by Suni and funded by the Company. No assurance can be given that digital x-ray technology will be successfully developed, or if the technology is developed, that the Company will be able to commercially exploit it. Additionally, the Company believes that any products it may develop incorporating the digital x-ray technology will require FDA notification prior to marketing, and as a consequence, the timing of the domestic introduction of such product is uncertain. A group of professional dental experts consulting with the Company recently reviewed the digital x-ray images produced by the Company's prototype sensors and they announced that, in their opinion, the images exhibited a high level of clarity for a digital x-ray. The Company plans to launch this product internationally commencing in the near term. Marketing this device domestically will begin if, and when, FDA approval pursuant to a 510(k) filing is granted. See "Cautionary Statements and Risk Factors -- Substantial Dependence on Third Parties -- Suppliers."

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

On February 2, 1998 the Company formed "DMDS, Ltd." a wholly owned subsidiary created under the laws of the United Kingdom. DMDS, Ltd. holds the assets acquired from S.E.D. In addition, the Company currently plans to market certain of its new products internationally through DMDS, Ltd.

On March 2, 1998, the Company entered into an agreement with accredited investors and institutional purchasers for the private placement (the "Debt Placement") of its 12% Senior Subordinated Notes due 1999 (the "Notes") and 450,000 warrants (the "1998 Warrants"). The Debt Placement was consummated on March 19, 1998. The 1998 Warrants are (i) exercisable commencing on May 15, 1998, and for five years thereafter for the purchase of one share of Common Stock per Warrant; and (ii) at an exercise price of $5.812 per share. The Notes
(i) bear interest payable semi-annually at a rate of 12% per annum; (ii) mature on the first anniversary of the date of issuance; and (iii) may be repaid by the Company prior to maturity at one hundred and two (102%) percent of the amount of the unpaid principal plus interest due as of the date of repayment. As a result of the warrant issuance, the Senior Subordinated Notes were discounted by $1,620,225, which will be amortized over the term of the Notes. If the Notes are unpaid at maturity, each Note holder has the option to convert the outstanding principal and interest then due on such Note into Common Stock of the Company (the "Conversion Shares") at a conversion price equal to eighty (80%) percent of the average of the five lowest closing bid prices for the twenty consecutive trading days prior to the date of conversion. The unpaid principal and interest then due on the Notes is convertible into a maximum aggregate amount of 500,000 shares of Common Stock. Depending on the stock price at the time of conversion, more than 500,000 shares of common stock may be required to permit conversion of one hundred (100%) percent of the unpaid principal and interest then due on the Notes into Common Stock. The Company has presented a proposal to its stockholders at the annual meeting of stockholders to approve issuance of a sufficient number of shares of Common Stock to permit conversion upon default of one hundred (100%) percent of the unpaid principal and interest then due on all of the outstanding Notes to Common Stock. This proposal was approved at the meeting held on July 21, 1998. On September 16, 1998, accrued interest of $270,000 was paid to the Note holders in accordance with the Debt Placement agreement.

Results of Operations

For the three-month periods ended September 30, 1998 and 1997, net sales totaled $6,157,358 and $3,505,575, respectively. For the nine-month periods ended September 30, 1998 and 1997, net sales totaled $10,886,402 and $11,688,838, respectively. The Company had operating income of $669,426 for the quarter ended September 30, 1998 and an operating loss of $439,575 for the quarter ended September 30, 1997.

Net sales for the three-month period ended September 30, 1998 were $6,157,358 compared to $3,505,575 for the three-month period ended September 30, 1997, or an increase of approximately 76%. Net sales for the nine-month period ended September 30, 1998 were $10,886,402 compared to $11,688,838 for the nine-month period ended September 30, 1997, or a decrease of approximately 7%. Sales are comprised primarily of TeliCam Systems and the Apollo 95E. The decrease in sales for the nine months ended September 30, 1998 was primarily due to reduced TeliCam sales both domestically and internationally resulting from weaker demand and increased competition as the market for intraoral cameras matured. The Company expects the decline in TeliCam sales to continue into the future. Partially offsetting the reduced TeliCam volume was the introduction of the Apollo 95E, a tooth whitening and curing device, in Europe in the first quarter of 1998 and domestically in the third quarter of 1998. Net sales internationally of the Apollo 95E for the three months ended March 31, 1998 were $298,150, for the three months ended June 30, 1998 were $1,104,867, and $1,757,180 for the three months ended September 30, 1998. Domestic net sales of the Apollo 95E for the quarter ended September 30, 1998 totaled $2,720,668. No assurance can be given that Apollo 95E sales will ultimately offset the reduced TeliCam sales in the future. See - "Cautionary Statements and Risk Factors Importance of New Product Development to Growth".

Cost of sales for the three month period ended September 30, 1998 were $2,866,104 or 47% of sales as compared to $2,356,863 or 67% of sales for the three months ended September 30, 1997. Cost of sales for the nine month period ended September 30, 1998 were $6,363,099 or 58% of sales as compared to $7,384,583 or 63% of sales for the nine months ended September 30, 1997. Cost of sales decreased as a percentage of sales primarily due to the favorable margins on the Apollo 95E. The Company expects margins on the sale of the TeliCams will be reduced in the next quarter as inventory of the TeliCam systems will be sold at a discount.

Selling, general and administrative expenses totaled $1,845,232 and $1,359,117 for the three-months ended September 30, 1998 and 1997, respectively. Selling, general and administrative expenses totaled $5,709,490 and $4,056,544 for the nine-months ended September 30, 1998 and 1997, respectively. The increase in expense is primarily due to increased advertising, salary and wages, and legal and accounting expenses. These increases were primarily due to preparation for the curing and whitening product introductions. These expenses are expected to continue to increase as sales volume increases and as new products are introduced. The Company expects that significant expenses will be incurred in connection with the introduction and increasing market penetration of the Apollo 95E.

Research and development expenses totaled $197,283 and $155,387 for the three-month periods ended September 30, 1998 and 1997, respectively. Research and development expenses totaled $521,972 and $228,721 for the nine-month periods ended September 30, 1998 and 1997, respectively. The increase is primarily the result of continued expenditures on the development of the digital x-ray technology. See "Cautionary Statements and Risk Factors - Importance of New Product Development to Growth.", and "Cautionary Statements and Risk Factors
- Expansion through Undetermined Acquisitions and Joint-Ventures.". Increased expenditures on research and development are expected to continue into future periods, particularly in connection with the Company's digital x-ray product and in connection with the investigation and/or development of additional product lines.

Amortization of debt issuance cost totaled $75,000 for the three month period ended September 30, 1998. There was no amortization of debt issuance costs for the three months ending September 30, 1997. Amortization of debt issuance cost totaled $160,484 and $76,431 for the nine-month periods ended September 30, 1998 and 1997, respectively. The amortization in the first nine months of 1998 is a result of the costs associated with the $4.5 million Debt Placement on March 19, 1998 and in the first nine months of 1997, was a result of the Bridge Notes issued in November 1996. This cost will continue into future periods.

Interest income totaled $47,103 and $90,285 for the three-month periods ended September 30, 1998 and 1997, respectively. Interest income totaled $155,433 and $139,250 for the nine-month periods ended September 30, 1998 and 1997, respectively.

This is primarily the result of investing the net proceeds of the Private Placement and Offering in a short-term management account through Comerica Securities.

Interest expense totaled $551,416 and $4,655, respectively for the three-month periods ended September 30, 1998 and 1997. Interest expense totaled $1,184,705 and $136,774, respectively for the nine-month periods ended September 30, 1998 and 1997. Interest expense consists of interest paid on capital lease obligations, interest accrued and amortization of debt discount on the $4.5 million Debt Placement, interest accrued on the Comerica capital expenditure line, and notes payable to related parties. The increase year-to-date is primarily due to the amortization of debt discount and accrued interest on the $4.5 million Debt Placement. This expense will also continue into future periods.

Capital Resources and Liquidity

For the nine-month period ended September 30, 1998, the Company used net cash of $4,605,065 in operations. Accounts receivable increased by $1,767,350 to $3,753,512 at September 30, 1998 as the Company commenced shipments of the Apollo 95E into the U.S. and Canadian markets along with continued international sales. See "Cautionary Statements and Risk Factors - Fluctuations in Quarterly Results". Accounts payable and accrued liabilities totaling $2,334,210 at September 30, 1998 decreased from $ 2,539,585 at the prior year-end period primarily due to the reduction in purchases associated with the TeliCam product line, the high profit margins associated with the Apollo 95E, and the timing of payments. Inventory levels increased $1,093,235 primarily due to the introduction of the Apollo 95E in the United States and Europe.

Capital expenditures totaled $398,368 for the nine month period ended September 30, 1998 and was primarily due to the new computer network system hardware and software that is currently being implemented as part of a standard upgrade. Cash and cash equivalents on hand at the end of the period were $3,687,439. The Debt Placement of the Company in March 1998 provided approximately $4,200,000 in cash to the Company after expenses.

On July 14, 1998, the Company finalized a credit agreement with Comerica Bank ("Comerica") extending up to a $1,000,000 line of credit to the Company, secured by a first priority security interest in the Company's assets and by an assignment of the Company's rights under the Boston Marketing Distribution Agreement. The credit facility bears interest at the rate of prime plus .25% per annum (8.5% at September 30, 1998). All borrowings under the facility are subject to a formula based, generally, on accounts receivable and inventory. The Company intends to use the credit facility, when needed, for working capital and general corporate purposes. No amounts were outstanding at September 30, 1998.

On December 10, 1997, the Company finalized a second agreement with Comerica Bank ("Comerica") extending up to a $500,000 line of credit to the Company for capital expenditures, secured by a first priority interest in the Company's assets. The credit facility bears interest at a rate of prime plus .5% per annum (8.75% at September 30, 1998). The line expires on December 10, 1998. The principal balance will amortize over a thirty-six--(36) month period. Borrowings are at 80% of the capital expenditure. At September 30, 1998, $343,890 was outstanding.

At present, the expenditures for continued research and development for products incorporating digital x-ray technology and the minimum purchase obligations of the Company under its agreement with Boston Marketing are the only significant future commitment and will be financed by cash from continuing operations and the remaining proceeds of the $4.5 million Debt Placement. Based on its current operating plan, the Company anticipates that unless a substantial portion of the Company's outstanding redeemable warrants are exercised before the maturity of the Private Placement Debt, further capital may be required during the next twelve months to satisfy the Company's expected increased working capital and research and development requirements for the new products. Exercise of the Company's redeemable warrants is only likely if the market price of the Company's common stock is in excess of the exercise of the redeemable warrants and, consequently, there can be no assurance that a significant portion of the Company's outstanding redeemable warrants will be exercised. However, the market price of the Company's common stock is currently in excess of the exercise price of the redeemable warrants. If this continues to be the case, some of the Company's requirements for additional capital may be satisfied by the exercise of the redeemable warrants. In addition, the $4,500,000 in Notes payable are due March 19, 1999. If the Notes are unpaid at maturity each Note holder has the option to convert the outstanding principal and interest then due on such Note into Common Stock of the Company at a conversion price equal to eighty (80%) percent of the average of the five lowest closing bid prices for the twenty consecutive trading days prior to the date of conversion. If this were to occur, the Company would recognize a charge in its Statement of Operations for the amount of the discount in the conversion price from the current market value of the Common Stock.

Also, the Company is currently considering the possibility of tapping into its credit facility with Comerica as a means of obtaining additional capital to meet its needs. The Company is also currently exploring other alternatives to fulfill its financing requirements. No assurance can be given that additional financing will be available when needed or that, if available, it will be on terms favorable to the Company or its stockholders. If needed funds are not available, the Company may be required to curtail its operations, which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company's working capital requirements during this period will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations.

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

Year 2000 Issue

The Year 2000 readiness issue, which is common to most businesses, arises from the inability of information systems, and other time and date sensitive products and systems, to properly recognize and process date-sensitive information or system failures. Assessments of the potential cost and effects of Year 2000 issues vary significantly among businesses, and it is extremely difficult to predict the actual impact. Recognizing this uncertainty, management is continuing to actively analyze, assess and plan for various Year 2000 issues across its businesses.

The Year 2000 issue has an impact on both information technology ("IT") systems and non-IT systems, such as its manufacturing systems and physical facilities including, but not limited to, security systems and utilities. Although management believes that a majority of the Company's IT systems are Year 2000 ready, such systems still have to be tested for Year 2000 readiness. The Company is replacing or upgrading those systems that are identified as non-Year 2000 compliant. Certain IT systems previously identified as non-Year 2000 compliant are being upgraded or replaced which should be complete by June 30, 1999. Non-IT system issues are more difficult to identify and resolve. The Company is actively identifying non-IT Year 2000 issues concerning its products and services, as well as its physical facility locations. As non-IT areas are identified, management formulates the necessary actions to ensure minimal disruption to its business processes. Although management believes that its efforts will be successful and the costs will be immaterial (i.e., less than $25,000) to its consolidated financial position and results of operations, it also recognizes that any failure or delay could cause a potential impact.

The Company has initiated efforts to ensure Year 2000 readiness of its products and services. The Company has migrated to a Year 2000 compliant Network Operating System, and its key financial, manufacturing and other in-house systems are already materially compliant.

The Year 2000 readiness of its customers varies. The Company is not investigating whether or not its customers are evaluating and/or preparing their own systems. These efforts by customers to address Year 2000 issues may affect the demand for certain products and services; however, the impact to the revenue of any change in revenue patterns is highly uncertain.

The Company has also initiated efforts to assess the Year 2000 readiness of its key suppliers and business partners. The Company's direction of this effort is to ensure the adequacy of resources and supplies to minimize any potential business interruptions. Management plans to complete this part of its Year 2000 readiness plan in the early part of calendar 1999.

The Year 2000 issue presents a number of other risks and uncertainties that could impact the Company, such as public utilities failures, potential claims against it for damages arising from products and services that are not Year 2000 compliant, and the response ability of certain government commissions of the various jurisdictions where the Company conducts business. While the Company continues to believe the Year 2000 issues described above will not materially affect its consolidated financial position or results of operations, it remains uncertain as to what extent, if any, the Company may be impacted.


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

    Limited Operating History; History of Losses and Accumulated Deficit. While the Company has been in existence since 1981, its operations between 1988 and its acquisition of DMD and BDI in March 1996, were limited to the exploration of acquisition opportunities. Dental/Medical Diagnostic Systems, the division of the Company which designs and markets the Company's TeliCam Systems and Apollo 95E have only been in operation since October 1995. For the period from inception (October 23, 1995) to March 2, 1996, the Company incurred a net loss of $1,625,213, and for the ten-month period ended December 31, 1996, the Company had net income of $137,151. For the twelve months ended December 31, 1997 the Company had a net loss after extraordinary item of $2,044,729, for the nine months ended September 30, 1998 the Company had a net loss of $2,897,915. At September 30, 1998, the Company's accumulated deficit was $6,430,706. The ability of the Company to obtain and sustain profitability will depend, in part, upon the successful marketing of existing products and the successful and timely introduction of new products. There can be no assurance that the Company will be able to generate and sustain net sales or profitability in the future.

    Dependence Upon Two Products. The TeliCam Systems, together with related products such as the InTELInet system, and the Apollo 95E have been the company's primary products and during the last nine months have accounted for a substantial portion of the Company's revenue. See "-- Importance of New Product Development to Growth." The Company believes that the market for intraoral cameras, such as the TeliCam systems, is a market that has matured. TeliCam Systems sales have recently been below levels of prior comparable periods, a trend which the Company expects to continue. If the Company is unable to successfully develop and introduce additional products and product lines, or continue to increase market penetration of its Apollo 95E now being sold both domestically and internationally, it is likely that the Company's business operations would be substantially and adversely impacted.

    Importance of New Product Development to Growth. The Company's ability to develop and successfully introduce new products, particularly obtaining 510(k) notification for a line of tooth whitening chemicals and composites, and the digital x-ray technology under development for the Company by Suni, will be a significant factor in the Company's ability to grow and remain competitive. See "Cautionary Statements and Risk Factors -- Substantial Dependence on Third Parties -- Suppliers." Development of new product lines is risk intensive as evidenced by ILT's recent announcement that it will be unable to perform its obligations under its agreement with the Company to develop and supply the Apollo 9500 to the Company. New product development often requires long-term forecasting of market trends, the development and implementation of new designs, compliance with extensive governmental regulatory requirements and a substantial capital commitment. There are a number of manufacturing and design risks inherent in engineering high cost custom built prototypes upon which development and contracting decisions are often made, into commercial products able to be manufactured in large quantities at acceptable cost. Also, the medical and dental device industry is characterized by rapid technological change. As technological changes occur in the marketplace, the Company may have to modify its products in order to keep pace with these changes and developments. The introduction of products embodying new technologies, or the emergence of new industry standards, may render existing products, or products under development, obsolete or unmarketable. Any failure by the Company to anticipate or respond in a cost-effective and timely manner to government requirements, market trends or customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's business, operating results and financial condition.

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

    Suppliers. With the exception of the TeliCam System's CCD processor unit, the Company believes that there are multiple sources from which it may purchase the components of the TeliCam System. The Company anticipates that it will obtain certain of the components of the TeliCam System from a single source or a limited number of sources of supply. Although the Company believes it will be able to negotiate satisfactory supply arrangements and relationships, the failure to do so may have a material adverse effect on the Company. Furthermore, there can be no assurance that suppliers will dedicate sufficient production capacity to satisfy the Company's requirements within scheduled delivery times or at all. Failure or delay by the Company's suppliers in fulfilling its anticipated needs may adversely affect the Company's ability to market the TeliCam System. Pursuant to the Boston Marketing Distribution Agreement, the Company has the exclusive right to market Teli Units to the dental market. Boston Marketing is a licensed distributor of the Teli Units under a separate agreement with their manufacturer. The agreement between Boston Marketing and the Teli Units manufacturer obligates Boston Marketing to meet minimum purchase obligations. If Boston Marketing fails to meet these obligations, Boston Marketing will be terminated as a licensed distributor. In the event of such termination, the Company, as a sublicensee subdistributor of Boston Marketing, may lose its right to purchase the Teli Units. Moreover, in the event the Company is unable to meet its minimum annual purchase obligations under the Boston Marketing Distribution Agreement, and, as a consequence, such agreement terminates, the Company may be required to find an alternative source for the primary component of its TeliCam System. The Company believes that, in the event the Company loses its right to sell the Teli Units, replacement components could be developed by and obtained from third parties, but that this may take more than six months. The potential delay associated with locating an alternative source of supply would have a significant adverse effect on the Company's operating results and financial condition. In addition, there is no guarantee that an intraoral dental camera system utilizing the replacement components will be accepted by the dental marketplace. The Company has an oral agreement with S.E.D. to manufacture its Apollo 95E product for sale internationally. Dr. Duret, president of S.E.D. oversees manufacturing of the Apollo 95E for the Company, and renders consulting services for the Company. If S.E.D. were unable to meet the Company's requirements, the Company would have to obtain an alternative manufacturing arrangement. The Company believes that such manufacturing capability could be developed by the Company or obtained from third parties, but that developing or obtaining alternative capacities may take up to four months. The potential delay associated with either developing or locating an alternative source of supply could have a significant adverse effect on the Company's operating results and financial condition.

The Company is dependent upon third party developers and suppliers for the development and manufacture of tooth whitening chemicals and composites, such as Apollo Secret and Apollo Cure, for sale with the Apollo 95E. Although tooth whitening chemicals and composites usable with the Apollo 95E are commercially available, failure by the Company to develop and successfully market a proprietary line of tooth whitening and composite chemicals would have an adverse effect on the companies earnings and revenues because of higher cost of goods associated with and lesser functionality of commercially available products.

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

The Company will need to file for 510(k) notification for any new products that are developed in the future using digital x-ray technology. The process of obtaining required regulatory clearances or notifications can be time-consuming and expensive, and compliance with the FDA's GMP regulations and other regulatory requirements can be burdensome. Moreover, there can be no assurance that the required regulatory notifications will be obtained, and those obtained may include significant limitations on the uses of the product in question. In addition, changes in existing regulations or the adoption of new regulations could make regulatory compliance by the Company more difficult in the future. Although the Company believes that its products and procedures are currently in material compliance with all relevant FDA requirements, the failure to obtain the required regulatory clearances or to comply with applicable regulations could result in fines, delays or suspensions of clearances, seizures or recalls of products, operating restrictions and criminal prosecutions, and would have a material adverse effect on the Company.

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

    Rapid Expansion of the Company's Business. From inception (October 23, 1995) through September 30, 1998, the Company has experienced rapid and substantial growth in revenues and geographic scope of operations. Any future growth may place a significant strain on management and on the Company's financial resources and information processing systems. The failure to recruit additional staff and key personnel, to have sufficient financial resources, to maintain or upgrade these financial reporting systems, or to respond effectively to difficulties encountered during expansion could have a material adverse effect on the Company's business, operating results and financial condition.

    Reliance on International Sales and Distributors and General Risks of International Operations. For the nine-month period ended September 30, 1998, international sales have accounted for approximately 34% of the Company's net sales, and the Company expects that international sales may increase as a percentage of sales in the future. Consequently, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements; fluctuations in the US dollar which could materially adversely affect US dollar revenues; tariffs and other barriers and restrictions; potentially adverse taxes; and the burdens of complying with a variety of international laws and communications standards. The Company's international sales involve potentially longer payment cycles and the Company may experience greater difficulty collecting accounts receivable. The Company currently depends on third party distributors for substantially all of its international sales. At September 30, 1998, the Company's international receivables accounted for 59% of the Company's accounts receivable, and international sales were approximately $2,095,460 or 34%, of the Company's total sales for the nine-month period ended September 30, 1998. Certain of the Company's third party distributors may also act as resellers for competitors of the Company and could devote greater effort and resources to marketing competitive products. The loss of, or other significant reduction in sales to, certain of these third party distributors could have a material adverse effect on the Company's business and results of operations. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. There can be no assurance that these risks of conducting business internationally will not have a material adverse effect on the Company's business. Further, any failure by the Company to predict or plan for changes in the international arena could have a material adverse effect on the Company's business, operating results and financial condition.

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

    Product Liability. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim or claim arising as a result of use of the Company's products brought against the Company, or negative publicity attendant to any such claim, could have a material adverse effect upon the Company's business, operating results and financial condition. The Company maintains product liability insurance with coverage limits of $10,000,000 per occurrence and $11,000,000 per year. While the Company believes that it maintains adequate insurance coverage, there can be no assurance that the amount of insurance will be adequate to satisfy claims made against the Company in the future, or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts.


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

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         3.1   Registrant's Certificate of Incorporation*
         3.2   Registrant's Bylaws*
         27.1  Financial Data Schedule
         --------------------------------

         * Incorporated by reference to Registrant's Registration Statement on Form SB-2 filed on April 7, 1997.

    (b)  Reports on Form 8-K

    Current Report on Form 8-K filed August 20, 1998 reporting under Item 5 that the Company had received 510(K) notification for the Apollo 95E tooth whitening and composite curing system.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized.

                                         Dental/Medical Diagnostic Systems, Inc.


Dated November 12, 1998                  By:  /s/ Stephen F. Ross
                                              ----------------------------------
                                              Stephen F. Ross
                                              Vice President and Chief Financial
                                              Officer