Form 10QSB/A
period 1998-09-30
DENTAL MEDICAL DIAGNOSTIC SYSTEMS INC
filed 1999-02-03
CIK 738194

                     The SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


         FORM 10-QSB/A MARK ONE:


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
                                   (Unaudited)



                                                          Nine Months Ended     Nine Months Ended
                                                         September 30, 1998    September 30, 1997
                                                         ------------------    ------------------
Cash flows from operating activities:
Net loss                                                       $(2,897,915)          $  (534,322)
Adjustments to reconcile net loss to net cash used by
operating activities:
  Depreciation and amortization                                  1,233,813               201,279
  Allowances for returns and
     doubtful  accounts                                               --                 (86,428)
  Inventory write-downs                                            156,620                20,000
  Extraordinary item                                                  --                 234,149
  Other                                                               --                    (795)
Changes in operating assets and liabilities:
  Accounts receivable                                           (1,767,350)             (624,782)
  Inventories                                                   (1,249,855)             (995,682)
  Income taxes receivable                                             --                 (37,522)
  Prepaid expenses and other                                      (306,225)              (87,980)
  Other assets                                                     432,804                23,618
  Accounts payable                                                 (47,578)              184,954
  Accrued liabilities                                             (197,033)              151,943
  Income taxes payable                                              35,696               (25,059)
  Customer deposits                                                  1,958               (17,932)
                                                               -----------           -----------
Net cash used by operating activities                           (4,605,065)           (1,594,559)
                                                               -----------           -----------

Cash flows from investing activities:
  Purchase of property and equipment                              (398,368)             (118,795)
  Loan to related party                                             56,000              (126,000)
                                                               -----------           -----------
Net cash used in investing activities                             (342,368)             (244,795)
                                                               -----------           -----------

Cash flows from financing activities:
  Decrease in other long term liabilities                             --                 (13,237)
  Net proceeds from issuance of common stock                          --               8,654,898
  Net proceeds from exercise of stock options                       27,592                  --
  Repayment of notes payable                                          --              (1,600,000)
  Net proceeds from issuance of
   notes payable                                                 4,500,000                  --
  Debt issuance cost                                              (300,000)                 --
  Long term note payable                                           471,304                  --
  Repayments on borrowings from
   related parties                                                 (48,477)             (178,852)
  Principal payments on capital
   lease obligations                                               (12,602)                 --
  Increase in other long term liabilities                            2,749                  --
                                                               -----------           -----------
Net cash provided by  financing activities                       4,640,566             6,862,809
                                                               -----------           -----------

Net (decrease) increase in cash and
   cash equivalents                                               (306,867)            5,023,455
Effect of exchange rate changes on cash and cash
   equivalents                                                      13,244                  --
Cash and cash equivalents,
   beginning of period                                           3,981,062             1,058,836
                                                               -----------           -----------
Cash and cash equivalents,
   end of period                                               $ 3,687,439           $ 6,082,291
                                                               ===========           ===========

Supplemental cash flow information:
Interest paid                                                  $   291,563           $    92,962
Income taxes paid                                              $    14,981           $    48,904



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



7. Other


     The Company had obtained distribution rights under an agreement with Ion Laser Technology, Inc. ("ILT") for a composite curing and whitening device under development by ILT. That device, which was similar in many respects to the Apollo 95E, was intended to be marketed by the Company as the Apollo 9500 in the United States and Canada. On May 4, 1998, ILT announced that it would not be able to perform its obligations under ILT's agreement with the Company. According to the terms of the agreement, ILT repaid the Company approximately $500,000 in inventory advances and prepaid license fees and the Company discontinued any further development of the Apollo 9500.


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


The Year 2000 issue presents a number of other risks and uncertainties that could impact the Company, such as public utilities failures, potential claims against it for damages arising from products and services that are not Year 2000 compliant, and the response ability of certain government commissions of the various jurisdictions where the Company conducts business. While the Company continues to believe the Year 2000 issues described above will not materially affect its consolidated financial position or results of operations, it remains uncertain as to what extent, if any, the Company may be impacted. If the Company, its customers or vendors are unable to resolve any Year 2000 compliance problems in a timely manner, the Company could face business interruptions or shutdown, financial loss, regulatory actions, reputational harm and/or legal liability. Contingency plans that address a reasonably likely worst case scenario have not yet been developed. The Company intends to determine whether any such plans will be necessary in the coming months.



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


In addition, the Company is required to be licensed as a medical device manufacturer by the State of California. The Company has filed a timely application for such a license to cover its manufacturing activities but the California Department of Health Services, Food And Drug Branch ("California DHS") has not yet inspected the Company's facilities. The Company believes that the California DHS will permit the Company to continue to manufacture and sell its products prior to the required prelicensing inspection. Approval of the license generally requires that the Company comply with the FDA's GMP, labeling and medical device reporting regulations, as well as any other applicable regulatory requirements. There can be no assurance that the California DHS will grant or renew the Company's license. The Company's inability to obtain the needed approvals or license could result in a delay or suspension of the manufacture and sale of the Company's products. Any such delay or suspension would have a material adverse effect on the Company's business.

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

                                         Dental/Medical Diagnostic Systems, Inc.



Dated February 2, 1999                   By:  /s/ Stephen F. Ross
                                              ----------------------------------
                                              Stephen F. Ross
                                              Vice President and Chief Financial
                                              Officer