Form 10KSB
period 1998-12-31
DENTAL MEDICAL DIAGNOSTIC SYSTEMS INC
filed 1999-04-01
CIK 738194

================================================================================
                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                 ----------------

                                   FORM 10-KSB
                                 ----------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                           COMMISSION FILE NO. 0-12850
                                 ----------------

                     DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC.
                  (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                DELAWARE                                          13-3152648
    (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

  200 N. WESTLAKE BOULEVARD, SUITE 202
      WESTLAKE VILLAGE, CALIFORNIA                                  91362
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

    Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No []

    Check if disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    The issuer's revenues for the fiscal year ended December 31, 1998 were $19,227,798.

    At March 18, 1999, the issuer had 5,405,694 shares of Common Stock, $0.01 par value, issued and outstanding.

    The aggregate market value of the outstanding voting and non-voting common equity held by non-affiliates of the issuer computed by reference to the average bid and asked price of such common equity as of December 23, 1998 was $22,068,118.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Items 9-12 of Part III of this Report incorporate by reference portions of the Registrant's definitive Proxy Statement with respect to its 1999 Annual Meeting of Stockholders.

    Transitional Small Business Disclosure format:  Yes [   ]  No [X]
================================================================================

          This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of Dental/Medical Diagnostic Systems, its directors or officers with respect to, among other things (a) trends affecting the financial condition or results of operations of Dental/Medical Diagnostic Systems and (b) the business and growth strategies of Dental/Medical Diagnostic Systems. The stockholders of Dental/Medical Diagnostic Systems are cautioned not to put undue reliance on such forward looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Sections - "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Risk Factors". Dental/Medical Diagnostic Systems undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

                                     PART I

Item 1. Description of Business
-------------------------------

GENERAL

    Dental/Medical Diagnostic Systems, Inc. ("Company") designs, develops, assembles and markets high technology dental equipment and related consumables. The Company's best selling product during 1998 was the tooth curing and whitening device known as the "Apollo 95E." The Company also markets and sells a line of whitening gels known as "Apollo Secret" for use with the Apollo 95E, and in the second quarter of 1999 intends to introduce a line of composite resin materials known as "ASAP - Accelerated Solutions for Aesthetic Procedures," also for use with the Apollo 95E. In addition, the Company manufactures and sells intraoral camera systems, known as the "TeliCam II System," and "TeliCam Elite," and a multi-operatory intraoral camera system, known as the "InTELInet," for use in connection with the TeliCam II System and TeliCam Elite.

    The Company's customers are dentists in the domestic and international marketplace. In the domestic market, the United Kingdom and Germany, the Company sells directly to dentists. In the international market, with the exception of the United Kingdom and Germany, the Company sells its products through independent dealers and distributors. The Company's products are not available through traditional retail channels.

    The Company was organized in New York in 1981 under the name Edudata Corporation and reincorporated in Delaware in 1983. On February 2, 1998, the Company formed "DMDS, Ltd.," a wholly owned subsidiary created under the laws of the United Kingdom. The Company markets its products internationally through DMDS, Ltd.

BUSINESS STRATEGY

    The Company's goal is to be a leading manufacturer and distributor of both high technology dental devices and related consumables. The Company believes that its focus on the following business strategies will help it to achieve this goal:

        DELIVERY OF INNOVATIVE, VALUE-ORIENTED PRODUCTS. The Company seeks to provide innovative products that offer a strong price-value relationship to its customers. The Company endeavors to deliver products that offer, or will offer, greater or differentiated operating features, such as the Company's Apollo 95E (described below) which can cure composite materials in just three seconds, as compared with the 10-60 seconds it takes other competing brands of curing lamps, and is able to whiten teeth in under 40 minutes. The Company also plans on introducing new products incorporating innovative digital x-ray technology into the worldwide marketplace during the third quarter of 1999. See "Risk Factors - In order to maintain our exclusive rights to the digital x-ray technology developed by Suni we must make certain minimum royalty payments to Suni" and "Risk Factors - The Government extensively regulates our products."

        COMMITMENT TO PRODUCT DEVELOPMENT. The Company is continually seeking out innovative technology to incorporate into its dental products. From inception (October 23, 1995) through December 31, 1998, the Company has devoted approximately $2.65 million to product development activities, including approximately $549,000 in fiscal 1998. The dental market is highly competitive and the Company believes that its focus on new and improved technologies is essential if the Company is to continue to grow and to maintain a competitive position in the marketplace.

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

        EXPANSION OF DOMESTIC AND INTERNATIONAL SALES. Although both the domestic and international dental supply markets are highly competitive, the Company believes that the size of these markets provides an opportunity for growth. The Company increased its sales in the current year through the introduction of new products, namely the composite curing and tooth whitening device (Apollo 95E) and the related whitening consumable, Apollo Secret. See "Current Products." The Company plans on introducing a composite curing consumable for use with the Apollo 95E during the second quarter of 1999 and new products incorporating digital x-ray technology into the worldwide marketplace during the third quarter of 1999. Also, in an effort to expand international sales of its current and future products, the Company has altered its marketing strategy in the two biggest markets in Europe, Germany and the United Kingdom, by acquiring the assets of the third party distributorships the Company had agreements with to distribute the Company's products in those respective countries. The Company believes that by duplicating its domestic marketing strategy in Germany and the United Kingdom of selling directly to dentists, the Company has increased its opportunity for growth because of the increased direct access to customers. The Company intends to capitalize on its experienced management and sales team to increase its domestic and international sales. See "Risk Factors - In order to maintain our exclusive rights to the digital x-ray technology developed by Suni we must make certain minimum royalty payments to Suni."

CURRENT PRODUCTS

    The Apollo 95E (Tm)
    -------------------

    On October 2, 1997, the Company purchased the assets of S.E.D. Gerant ("S.E.D."), a company organized under the laws of France. Among the acquired assets was a patent for S.E.D.'s "Biotron" curing and whitening device products. From this technology, the Company developed the "Apollo 95E" a unique, visible-light curing instrument which is designed for two different applications: the hardening of tooth-colored dental composite materials in three seconds or less and for single appointment, in-office tooth whitening in less than forty minutes. This safe plasma-arc lamp uses a high-frequency electrical field to generate plasma energy, which is ideal for the fast-curing (hardening) of photosensitive composites. The Apollo 95E also produces light and heat which, when used in conjunction with the Apollo Secret whitening materials, activates the whitening chemicals in the Apollo Secret. The result of this activation is dramatic whitening of stained teeth. The rapid performance of the Apollo 95E in both hardening composite materials and whitening teeth enables an average dental practice to save about 5 to 8 hours per month of a dentists time.

         CURING COMPOSITES: Tooth-colored composite materials are one of the most requested methods of tooth restoration (bonding) in use today. They are delivered to the tooth in syringe-shaped tubes and then shaped into the proper tooth contours with dental instruments. In order to cure (harden) these paste-like materials, a visible light curing lamp (Apollo 95E) is used to initiate the proper chemical reaction. The hand-piece to the Apollo 95E, which delivers the actual lightsouce to the mouth, is a cylindrical shaped instrument approximately the size of a large pen with a curved end designed to make it easy for a dentist to be able to restore or whiten hard to reach surface areas of teeth. The lamp is located at the tip of the instrument.

         The Apollo 95E cures these filling materials in just three seconds or less compared with the 10-60 seconds it takes other competing brands of curing lamps. Most restorations require the dentist to place multiple layers of composite material into/onto a tooth, curing each layer separately. With the curing lamps that are still used in most dental offices today, total curing time per tooth averages 2 to 4 minutes. The Apollo 95E shortens the curing time to under 3 seconds with the same results. Composite curing is an essential aspect for the practice of dentistry in all countries, making curing lamps a practical device for all dental offices.

         WHITENING: "Power bleaching" or "Light-assissted Bleaching" is fast becoming a sought-after dental protocol which allows the patient to leave the dental office, in under 40 minutes, with a dramatically whitened smile. The only alternative tooth-whitening method to the Apollo 95E currently available requires the patient to wear an uncomfortable custom-fitted tray filled with unpleasant tasting whitening gels. In order to achieve dramatic whitening results, the trays would have to be worn overnight or for several hours a day for two to three weeks. In addition, patients often find themselves in pain from soft-tissue contact with the caustic gel.

         With the Apollo 95E, the process is much quicker. The Apollo Secret gel is simply applied to the patient's teeth without any tissue protection, as the gel's special neutralizing component virtually eliminates any tooth or tissue sensitivity. The dentist or dental assistant holds the Apollo 95E against the gel and then applies the light to each tooth for only 3 seconds. Several passes are made around all of the teeth being bleached and 40 minutes later the patient leaves the office with whitened teeth.

         Because the Apollo 95E is not a laser device, in-office tooth whitening in less than forty minutes can be done by a dental assistant in a majority of states in the United States. This allows the dentist to concentrate on more complex procedures, while offering dentists an additional source of revenue that can be generated by a dental hygienist/assistant.

    In March 1998, the Company introduced this proprietary, non-laser technology to markets outside of the US and Canada. After receiving FDA 510(k) approval in August 1998, the Company began shipping the Apollo 95E in the U.S. and Canada. The Company's facility in Irvine, CA handles the manufacturing and shipping of this product line for North America, South America, Australia, New Zealand and for the Pacific Rim countries. For the overseas markets, including Europe and the Middle East, the Apollo 95E is manufactured and shipped from the Company's facility in France.

    The Apollo 95E has received acceptance in both domestic and international dental markets, and sales have increased every quarter since its introduction. The Company believes that the Apollo 95E non-laser lamp produces faster composite curing and in-office tooth whitening results than any other known like-product available today, including dental lasers designed for curing.

    On October 2, 1998, the Company entered into an agreement with Chrysalis Dental, Inc. ("CDI") which grants to the Company the exclusive worldwide license to make or have made, use, or sell patent pending tooth whitening products created by CDI. Under this license, the Company has begun marketing its own line of tooth whitening gels (Apollo Secret), intended for use with the Apollo 95E and competing lamps. See "Risk Factors -- As a result of the decline in sales of the TeliCam, our future depends on our ability to develop and introduce new products."

    In the second quarter of 1999, the Company plans to introduce a new line of restorative composite materials (ASAP), as with Apollo Secret, ASAP is intended for use with the Apollo 95E and competing lamps. See "Risk Factors -- As a result of the decline in sales of the TeliCam, our future depends on our ability to develop and introduce new products."

    Since the introduction of the Apollo 95E in March 1998, and through December 31, 1998, the Company has sold 2,907 units internationally, accounting for approximately $6.6 million in revenues, and 1,479 units domestically, accounting for approximately $5.5 million in revenues.

    The TeliCam, Intraoral Cameras
    ------------------------------

    The Company's best selling product from 1996 through mid-1998 was its line of intraoral cameras beginning with the "TeliCam I," which was introduced into the market in February 1996. In the second quarter of 1997, the Company began marketing the "TeliCam II System," which was developed to allow the video interfacing of multiple examination rooms via the Company's networking system known as "InTELInet" (described below). Currently, the Company's primary intraoral camera is the "TeliCam Elite," which was introduced into the market during the second quarter of 1998. The distinguishing feature that sets the TeliCam apart from competing intraoral dental cameras is the proprietary "Teli" CCU processor. This "frame grabber computer chip" allows the camera to capture and "freeze" multiple video images and display them simultaneously without an additional external capture device such as a computer, video recorder, or video color printer. In addition, the Teli CCU processor incorporates an automatic light intensity control which substantially eliminates reflection and glare from the intraoral illumination providing clearer video images. The Company has exclusive worldwide rights to market the Teli CCU processor to the dental market. DMD cameras also have the capability to focus as closely as two (2) millimeters and have magnification capabilities of up to 120 times the actual image without requiring a lens change. These TeliCam images assist dentists in displaying dental health and hygiene problems to patients and, as a result, can assist to promote patient acceptance of treatment plans. Through December 31, 1998, the Company had sold an aggregate of 6,039 TeliCam I, TeliCam II and TeliCam Elite Systems to dentists throughout the United States, as well as to several dental schools, and an aggregate of 2,842 TeliCam I, TeliCam II and TeliCam Elite Systems internationally.

    As a result of price erosion and decreasing margins caused by increased competition from new manufacturers entering the marketplace, the Company believes that the market for intraoral cameras has become both saturated and less profitable, resulting in a decline in revenues from the Company's intraoral camera products. The Company is currently researching new technological advancements and clinical uses for its line of intraoral cameras. See "Risk Factors -- One of our primary products has had a significant decline in sales."

    InTELInet
    ---------

    In November 1996, the Company introduced its InTELInet Video Monitoring System ("InTELInet") which creates a video-electronic information link between the different examination rooms within the same dental office. The System includes a minimum of two intraoral video cameras, a video monitor with built-in VCR, cable installation and a single video printer. The InTELInet System allows dentists and their auxiliaries the ability to conduct multiple patient video examinations at the same time because the "TeliCam" has its own built-in video microprocessor capture device. This proprietary design allows for the use of just one central video printer to interface with multiple operatories using cameras simultaneously. This creates a cost savings and functional benefit when compared to competing dental inter-operatory video networking systems that require expensive computers, video printers, or capture devices for each operatory.

    Due to the general absence of multiple operatory practices outside of the United States, the InTELInet is only being marketed domestically by the Company. The InTELInet network is only compatible with DMD intraoral dental cameras. In addition, the Company has designed the InTELInet system to be compatible with the digital x-ray technology the Company is currently developing with Suni Imaging Microsystems, Inc. See "Product Development." From the time of its first introduction in late November 1996, through December 31, 1998, an aggregate of 599 InTELInet multiple operatory networking systems have been sold by the Company.

    PRODUCT DEVELOPMENT.

    The Company intends to pursue growth through new product development and introduction and by improving and updating its current products to respond to competitive pressures.

    The Company has entered into an agreement with Suni Imaging Microsystems, Inc. ("Suni") to develop digital x-ray technology for incorporation into a digital x-ray system for the dental market. The Company has obtained exclusive rights to market products to the dental market incorporating certain digital x-ray technology developed by Suni. Suni will retain the rights to developed microchip technology underlying the x-ray system it develops for the Company. Digital x-ray systems, including those currently on the market, reduce radiation exposure compared to conventional x-ray systems and allow dentists to view x-ray images in real-time without the time-consuming process of film development while eliminating the need to use and dispose of chemicals required to develop conventional x-ray film. The Company believes that this technology will provide improved image quality and a more comfortable sensor for the patient at a lower price point than competitive systems. This technology also is designed to allow database storage and recall of images for comparison purposes. The development of the technology has been, and will continue to be, performed by Suni and funded by the Company. No assurance can be given that the Company will be able to commercially exploit the digital x-ray technology. Additionally, the Company filed for 510(k) notification on January 5, 1999 and is currently waiting for such notification, and therefore, the timing of the domestic introduction of the product is uncertain. See "Description of Business -- Government Regulation" and "Risk Factors -- The government extensively regulates our products."

    The Company expended approximately $549,000, $1.2 million and $322,000 for research and development of its products for the fiscal years ended December 31, 1998 and 1997, and for the ten month period ended December 31, 1996, respectively.

MANUFACTURING AND COMPONENT PARTS

    The Company assembles and tests the Apollo 95E curing and whitening lamps, the TeliCam Elite video camera system and the TeliCam II video camera system sold to North America, South America, Australia, New Zealand and the Pacific Rim countries, at its facility located in Irvine, California. For the overseas markets, including Europe and the Middle East, the TeliCam products are assembled and tested at the Company's facility in Irvine, while the Apollo 95E is assembled and tested at its facility in France. With the exception of the TeliCam's CCU processor, the Company believes that there are multiple sources from which it may purchase the components for the Apollo 95E and the TeliCam Systems. The Company anticipates that the single source that it obtains the CCU processor component of the TeliCam System from is capable of meeting projected demand for the foreseeable future. Although the Company believes that, if necessary, it will be able to negotiate satisfactory alternative supply arrangements, failure to do so may have a material adverse effect on the Company. Furthermore, there can be no assurance that suppliers will dedicate sufficient production capacity to satisfy the Company's requirements within scheduled delivery times or at all. Failure or delay by the Company's suppliers in fulfilling its anticipated needs may adversely affect the Company's ability to market the Apollo 95E and the TeliCam Systems.

    Effective October 1, 1996, the Company amended its distribution agreement ("BMC Distribution Agreement") with Boston Marketing, a licensed distributor of the Teli manufactured CCD chip which includes the Teli CCU processor. Pursuant to the BMC Distribution Agreement, the Company has the exclusive right (i) to market certain Teli manufactured CCD chip assemblies with CCU processors (model numbers CS6110 S/B with Frame Grabber, CS6110 P S/B with Frame Grabber and the CS6110 S/B without Frame Grabber (each a "Teli Unit" and collectively the "Teli Units")) to the dental market, and (ii) to use the "TeliCam" trademark. The Teli Units are key components of the Company's intraoral digital cameras. The BMC Distribution Agreement has a five-year initial term. The Company has agreed to purchase a minimum of 2,500 Teli Units per year for each of the five years, at an initial price of $750 per Teli Unit. The Boston Marketing Distribution Agreement is terminable by Boston Marketing if the Company fails to meet its annual minimum purchase obligation. While the term of the BMC Distribution Agreement expires on December 31, 2000, it may be extended by mutual agreement of the Company and Boston Marketing for an additional five-year term. As of the date hereof, the Company has not made a determination as to whether it will attempt to renew this agreement. Management believes that, if necessary, other CCD chips, CCU processors and frame grabbers could be obtained from third-party suppliers on comparable terms, although a disruption in supplies of components could extend for up to six months, which would materially adversely affect the Company's operating results.

    On March 17, 1999, the Company entered into a manufacturing agreement with Suni under which Suni will assemble, test and package the Company's digital x-ray system incorporating the digital x-ray technology developed by Suni for the Company. The Company is currently working with Suni to produce a digital x-ray system that meets the Company's specifications. While the Company believes that an acceptable device will be manufactured, no assurance can be given that Suni will be able to produce a product which will meet the Company's specifications. Under the agreement, which has a three year term, the Company has guaranteed payment in full for at least 3,000 units per year and has agreed to place orders for at least 750 units per quarter. The Company has also agreed to fulfill all of its requirements for the x-ray product from Suni during the term of the agreement. The Company cannot begin shipping products under this agreement to the market until it receives 510(k) notification. If, and when, 510(k) notification is received, the Company intends to begin introducing the digital x-ray system for sale worldwide. See "Risk Factors - We substantially depend upon third parties for several critical elements of our business, including the development and licensing for distribution of our products - The government extensively regulates our products."

BACKLOG

    The Company generally does not operate with significant order backlog and a substantial portion of its revenues in any quarter is derived from orders booked in that quarter.

MARKETING AND SALES

    US SALES AND DISTRIBUTION. The Company's domestic sales are made by eight full-time employees who are based at corporate headquarters, and a national field force of fourteen independent sales representatives under the supervision of twenty independent Regional Managers. The Company's full time sales employees are generally experienced in the business of marketing and distribution of dental products, inclusive of the TeliCam II, the TeliCam Elite intraoral cameras, the Apollo 95E high intensity composite curing and in-office whitening system and related consumables. The Company markets its products through direct mail solicitations, professional publications advertising, and attendance at dental conferences. Since March 1996 the Company has run advertisements in various publications for the dental industry on a monthly basis, and has attended in excess of 127, 75, and 70 dental conferences and trade shows during 1998, 1997 and 1996, respectively. In addition to an increase in the number of dental conferences and trade shows attended, during fiscal 1998 the Company expanded its marketing efforts by engaging in a more comprehensive mailing campaign and increasing publications advertising. The Company has also sold equipment and consumables to a number of dental schools including the University of Chicago, Tufts University and the University of Louisville. The Company believes that these and anticipated future dental school sales will generate additional interest in, as well as familiarity with, the Company's products at the initial stages of a dental professional's career.

    INTERNATIONAL SALES AND DISTRIBUTION. In the international market, with the exception of the United Kingdom and Germany, the Company sells the Apollo 95E and the TeliCam System through independent dealers and distributors, pursuant to oral distribution agreements. Presently, the Company has approximately fifty independent distributors and dealers, which cover key international markets including, the Middle East, the Far East, Europe, Australia and Canada. On September 17, 1997 the Company repurchased distribution rights for its products in the European market from an independent distributor for 50,000 shares of its Common Stock. The Company's international distributors provide important support, including customer support and product service, to customers in each of their respective countries. The Company had an agreement with Hiroki Umezaki, a former officer, director and principal stockholder of the Company, pursuant to which he was to receive a 15% commission on all sales made by the Company in Asia, except Japan, in which his commission was to be 12%. This agreement has been amended to provide that Mr. Umezaki shall receive a 12% commission on sales made in Japan only. The Company markets the Apollo 95E through its wholly owned subsidiary, DMDS, Ltd. and through its existing network of international distributors with all products being shipped from the Company's facility in France.

    On March 1, 1999, DMDS, Ltd. purchased the assets of DMD Germany, an independent company organized under the laws of Germany, for a purchase price consisting of 100,000 shares of the Common Stock of the Company. DMD Germany's sole business was the sale and distribution of the Company's products in Germany. The assets that DMDS, Ltd. purchased include the business (as a going concern), customer lists, goodwill, the benefit of the lease and other contracts with third parties and all other items of whatever nature owned by DMD Germany and used in the conduct of the business of DMD Germany. The Company also entered into an employment agreement with Ralf Muller, the General Manager of DMD Germany. The Company intends to continue the business of DMD Germany as currently operated. The Company purchased the assets of DMD Germany for the purpose of increasing its revenues and the margins on products sold in Germany.

    On March 1, 1999, DMDS, Ltd. purchased the assets of Midas, Ltd., an independent company organized under the laws of the United Kingdom, for a purchase price consisting of 50,000 shares of the Common Stock of the Company. Midas, Ltd.'s primary business was the sale and distribution of the Company's products in the United Kingdom. The assets that DMDS, Ltd. purchased include the business (as a going concern), customer lists, goodwill, the benefit of the lease and other contracts with third parties and all other items of whatever nature owned by Midas, Ltd. and used in the conduct of the business of Midas, Ltd. The Company also entered into a non-compete agreement with Sostre NV, the entity that has distributed the Company's products for Midas, Ltd. The Company intends to continue the business of Midas, Ltd. substantially as currently operated. The Company purchased the assets of Midas, Ltd. for the purpose of increasing its revenues and the margins on products sold in the UK.

TRAINING, CUSTOMER SUPPORT AND PRODUCT SERVICE

    Management believes that operating the Company's Products requires very little training. As part of the Company's customer service program, the sales representative or international distributor responsible for the sale of the TeliCam, the Telicam Elite and the Apollo 95E schedules an installation and training appointment when the system is delivered. In addition, the Company provides a systems operating manual to its customers which provides answers to frequently asked questions about the product's operations. The Company's technical support personnel, and internationally, the support personnel of the Company's distributors, are also available to answer customers telephone inquiries during normal business hours. All DMD Systems come with a one-year complete parts and labor warranty and extended warranties are also available. InTELInet installation and maintenance is provided through independent installers retained by the Company. The Company is currently developing a program for training, customer support and service for the products it plans to introduce in 1999.

PATENTS AND PROPRIETARY RIGHTS

    The Company's subsidiary, DMDS, Ltd., holds a patent in France and is currently seeking worldwide patent protection for the Apollo 95E system. There can be no assurance (i) that patents outside of France will be granted for the Apollo 95E system, and (ii) if granted, the patents will provide adequate protection for the Company's technologies. Protection is being sought in all of the countries of the world in which this technology can be marketed. The Company has an exclusive worldwide license to distribute the whitening system technology used in Apollo Secret, which is the subject of a pending application for patent in the US. The Company has established rights in the trademarks under which it sells its lamps and consumable products and has sought to register these trademarks with the United States Patent and Trademark Office.

    The intellectual property rights to the TeliCam System are owned by third parties. Pursuant to an agreement with Boston Marketing Company, Ltd. ("Boston Marketing") the Company has the exclusive right to market TeliCam's CCD processor unit ("Teli Units") to the dental market ("Boston Marketing Distribution Agreement"). Also pursuant to this agreement, the Company has the rights to use the "TeliCam" trademark.

    The Company's success and ability to compete is dependent in part upon its proprietary technology for which domestic and international patent protection is pending. The Company's proprietary technology for the TeliCam is not protected by any patents. Consequently, the Company relies primarily on trademark, trade secret and copyright laws to protect this technology. Also, the Company has implemented a policy that all employees and third-party developers sign nondisclosure agreements. However, there can be no assurance that such precautions will provide meaningful protection from competition or that competitors will not be able to develop similar or superior technology independently. Also, the Company has no license agreements with the end users of its products so it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or otherwise obtain and use information that the Company regards as proprietary. If litigation is necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition. Ultimately, the Company may be unable, for financial or other reasons, to enforce its rights under intellectual property laws. In addition, the laws of certain countries in which the Company's products are or may be distributed may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. See "Risk Factors -- None of our products are protected by patents."

    The Company believes that its products do not infringe upon any valid existing proprietary rights of third parties. There can be no assurance that third parties will not assert infringement claims in the future. Any such third party claims, whether or not meritorious, may be covered by present insurance policies but could, nevertheless, result in costly litigation or require the Company to enter into royalty or licensing agreements. There can be no assurance that the Company would prevail in any such litigation or that any such licenses would be available on acceptable terms, if at all. If the Company were found to have infringed upon the proprietary rights of third parties, it could be required to pay damages, cease sales of the infringing products and redesign or discontinue such products, any of which alternatives, individually or collectively could have a material adverse effect on the Company's business, operating results and financial condition.

GOVERNMENT REGULATION

     The Company sells products which are legally defined to be medical devices, therefore, the Company is considered to be a medical device manufacturer and as such is subject to the regulations of, among other governmental entities, the United States Food and Drug Administration and the corresponding agencies of the states and foreign countries in which the Company sells its products. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture and labeling of medical devices, the maintenance of certain records and the reporting of potential product problems and other matters. A failure to comply with such regulations could have material adverse effects on the Company.

     The Federal Food, Drug and Cosmetic Act ("FDC Act") regulates medical devices in the United States by classifying them into one of three classes based on the extent of regulation believed necessary to ensure safety and effectiveness. Class I devices are those devices for which safety and effectiveness can reasonably be ensured through general controls, such as device listing, adequate labeling, premarket notification and adherence to the Quality System Regulation ("QSR") as well as medical device reporting ("MDR"), labeling and other regulatory requirements. Some Class I medical devices are exempt from the requirement of pre-market approval or clearance. Class II devices are those devices for which safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance and patient registries, as well as adherence to the general controls provisions applicable to Class I devices. Class III devices are devices that generally must receive premarket approval by the FDA pursuant to a premarket approval ("PMA") application to ensure their safety and effectiveness. Generally, Class III devices are limited to life sustaining, life supporting or implantable devices; however, this classification can also apply to novel technology or new intended uses or applications for existing devices.

     Before they can be marketed, most medical devices introduced to the United States market are required by the FDA to secure either clearance of a pre-market notification pursuant to Section 510(k) of the FDC Act (a "510(k) Clearance") or approval of a PMA. Obtaining approval of a PMA application can take several years. In contrast, the process of obtaining 510(k) Clearance generally requires a submission of substantially less data and generally involves a shorter review period. Most Class I and Class II devices enter the market via the 510(k) Clearance procedure, while new Class III devices ordinarily enter the market via the more rigorous PMA procedure. In general, approval of a 510(k) Clearance may be obtained if a manufacturer or seller of medical devices can establish that a new device is "substantially equivalent" to a predicate device other than one that has an approved PMA. The claim for substantial equivalence may have to be supported by various types of information, including clinical data, indicating that the device is as safe and effective for its intended use as its legally marketed equivalent device. The 510(k) Clearance is required to be filed and cleared by the FDA prior to introducing a device into commercial distribution. Market clearance for a 510(k) Notification submission may take 3 to 12 months or longer. If the FDA finds that the device is not substantially equivalent to a predicate device, the device is deemed a Class III device, and a manufacturer or seller is required to file a PMA application. Approval of a PMA application for a new medical device usually requires, among other things, extensive clinical data on the safety and effectiveness of the device. PMA applications may take years to be approved after they are filed. In addition to requiring clearance or approval for new medical devices, FDA rules also require a new 510(k) filing and review period, prior to marketing a changed or modified version of an existing legally marketed device, if such changes or modifications could significantly affect the safety or effectiveness of that device. FDA prohibits the advertisement or promotion of any approved or cleared device for uses other than those that are stated in the device's approved or cleared application.

    The Company has already received FDA 510(k) notification allowing marketing of the Telicam Intraoral Camera and the Apollo 95E. In addition, in preparation for the anticipated third quarter 1999 introduction of its Digital X-ray medical device, the Company has submitted an application for premarket notification ("510(k)") to the FDA. There can be no assurance that 510(k) Clearance for the digital x-ray device will be received.

    Pursuant to FDC Act requirements, the Company has registered its manufacturing facility with the FDA as a medical device manufacturer, and listed the medical devices it manufactures. The Company also is subject to inspection on a routine basis for compliance with FDA regulations. These regulations include those covering the QSR, which, unless the device is a Class I exempt device, require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to issues such as design controls, manufacturing, testing and validation activities. Further, the Company is required to comply with other FDA requirements with respect to labeling, and the MDR regulations which require that the Company provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its products, as well as product malfunctions that are likely to cause or contribute to death or serious injury if the malfunction were to recur. The Company believes that it is currently in material compliance with all relevant QSR and MDR requirements.

    In addition, the Company's facility is required to have a California
Medical Device Manufacturing License. The license is not transferable and must be renewed annually. Approval of the license requires that the Company be in compliance with the FDA's QSR, labeling and MDR regulations. The Company filed a timely application for a license to cover its manufacturing activities, and in early March 1999 the California Department of Health Services (DHS) conducted an inspection of the Company's facilities and found no "reportable observations." The Company received a list of adjustments and clarifications recommended by the DHS. The Company filed a response to this list on March 19, 1999 and expects to receive the license from the California DHS in early April. The Company can not guarantee that the California DHS will grant or renew the Company's license. See "Risk Factors - We do not have California licensing."

    Generally, if the Company is in compliance with FDA and California regulations, it may market its medical devices throughout the United States. International sales of medical devices are also subject to the regulatory requirements of each country. In Europe, the regulations of the European Union require that a device have a CE mark before it can be sold in that market. The Company has obtained a CE mark for its Apollo 95E device and is seeking approval from the European Union to market the new digital x-ray product. The regulatory international review process varies from country to country. The Company, in general, will rely upon its distributors and sales representatives in the foreign countries in which it markets its products to ensure that the Company compiles with the regulatory laws of such countries. The Company believes that its international sales to date have been in compliance with the laws of the foreign countries in which it has made sales. Failure to comply with the laws of such country could have a material adverse effect on the Company's operations and, at the very least, could prevent the Company from continuing to sell products in such countries. Exports of most medical devices are also subject to certain limited FDA regulatory controls.

PRODUCT LIABILITY AND INSURANCE

    The nature of the Company's present and planned products may expose the Company to product liability risks. As of March 31, 1999, no product liability claims have been brought against the Company. The Company maintains product liability insurance with coverage limits of $1,000,000 per occurrence and $11,000,000 per year. While the Company believes that it maintains adequate insurance coverage, there can be no assurance that the amount of such insurance will be adequate to satisfy claims made against the Company in the future or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims or product recalls could have a material adverse effect on the business and financial condition of the Company. In addition, the Company is required under certain of its licensing agreements to indemnify its licensors against certain product liability claims by third parties.

COMPETITION

    The distribution and manufacture of dental supplies and equipment is intensely competitive. For example, there are at least twelve companies offering intraoral camera systems that are competitive with the TeliCam System. The Company's dental curing and whitening device products face competition from existing curing and whitening systems, including laser systems. Many of the Company's competitors have greater financial and other resources than the Company, and, consequently, such entities may be able to develop, manufacture, market and/or distribute systems that are functionally similar or superior to the Company's products. Moreover, significant price reductions by the Company's competitors could result in a similar reduction in the Company's prices.
Any of these competitive pressures may have a material adverse effect on operating results.

    In the United States, the Company competes with other companies that sell dental products, distributors and several major manufacturers of dental products, primarily on the basis of price, customer service and value-added services and products. The Company's principal domestic competitors for the TeliCam System are Patterson Dental Co., Henry Schein, Inc., Dentsply and Ultrak. The Company's principal domestic competitors for the Apollo 95E are Air Techniques, Kreativ Products, American Dental Technologies and Argon Laser. The Company's principal domestic competitors for the Apollo Secret whitening product are Kreativ Products, Ultradent Products, Discus Dental, DenMat, Shofu Dental Corporation and American Dental Hygienics/Premier Dental. The Company's principal domestic competitors for the ASAP composite materials are Bisco, Jeneric/Pentron, Kerr, 3M, Dentsply/Caulk, Ultradent Products and Heraeus/Kulzer.

    The Company also faces competition in its international markets, where the Company competes on the basis of price and product quality against the same dental product distributors and manufacturers.

EMPLOYEES

    At February 23, 1999, the Company had 79 full-time employees, 57 in the United States, 7 in the UK and 15 in France. Of the U.S. employees, 27 were involved in production, 5 were in customer service, 14 were in administration, 8 were engaged in sales and marketing, and 3 were involved in engineering and research and development. Of the UK employees, 5 were in administration and 2 were engaged in sales and marketing, and of the employees in France, 9 were involved in production, 2 were involved in engineering and research and development, and 4 were in administration. The Company believes it has a good relationship with its employees and none of its employees are represented by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTIES
---------------------------------

    The corporate headquarters and principal offices of the Company are located in Westlake Village, California, consisting of approximately 3,900 square feet of space under a lease that expires on November 14, 2000 ("Office Lease"). The Office Lease provides for aggregate minimum monthly rental payments of approximately $6,200. On January 15, 1999, the Company entered into a sublease for approximately 1,300 square feet of space adjacent to the principal offices ("Office Sublease"). The Office Sublease expires on June 30, 2000, and provides for aggregate minimum monthly rental payments of approximately $2,500. Further, under a lease that expired on October 31, 1998, the Company had approximately 5,700 square feet of space in a building in Irvine, California, where it previously manufactured and distributed the TeliCam System and conducted research and development activities. The rental payment under this plant lease was approximately $5,310 per month. The Company sub-leased this facility from March 15, 1998 through October 31, 1998 at a rate of $5,049 per month. The Company now leases a larger facility in Irvine of approximately 12,000 square feet, under a lease that expires October 31, 1999 at a rental payment of $6,750 per month to perform these functions. All leases require the Company to pay taxes, maintenance fees, insurance, and periodic rent increases based on a published price index. The Company does not presently own, or have any current plans to invest in, any interests in real property other than through its leases.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

    The Company is not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

    None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

    The Common Stock and Redeemable Common Stock Purchase Warrants are currently traded on the NASDAQ SmallCap Market under the symbols "DMDS" and "DMDSW," respectively, and on the Boston Stock Exchange under the symbols "DMD" and "DMDW," respectively. Prior to May 9, 1997 the Common Stock was quoted on the OTC Bulletin Board. The following table sets forth the range of the high and low closing prices of the Common Stock on the OTC Bulletin Board and the NASDAQ SmallCap Market as reported by NASDAQ Trading and Market Services. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

                                                              REDEEMABLE
                                                             COMMON STOCK
                                                               PURCHASE
                                        COMMON STOCK           WARRANTS
                  PERIOD ENDED         HIGH       LOW        HIGH     LOW
                  ------------       --------  --------    --------  ------
March 31, 1997.......................   $4.80     $3.10     $  --     $  --
June 30, 1997........................    7.10      4.10      3.90      3.70
September 30, 1997...................    6.60      5.40      2.70      2.50
December 31, 1997....................    9.50      5.90      4.00      3.80

March 31, 1998.......................    8.00      5.88      4.00      2.69
June 30, 1998........................    7.50      4.00      3.50      1.50
September 30, 1998...................    5.50      3.63      2.13      1.13
December 31, 1998....................    6.75      4.00      2.88      1.38


    On March 9, 1999, the high bid and low ask prices were $8.4375 and $7.875, respectively for the Common Stock and $4.1875 and $3.9375, respectively, for the Redeemable Common Stock Purchase Warrants.

RECENT SALES OF UNREGISTERED SECURITIES

    On October 2, 1998, the Company issued 100,000 shares of its Common Stock, valued at $462,500, to Chrysalis Dental, Inc. ("CDI") as a portion of the purchase price for an exclusive worldwide license to make or have made, use, or sell patent pending tooth whitening products created by CDI. The Company relied on section 4(2) of the Securities Act of 1933 as an exemption from registration of these shares.

    On March 1, 1999, DMDS, Ltd. purchased the assets of DMD Germany, an independent company organized under the laws of Germany. The Company issued 100,000 shares of its Common Stock, valued at $762,500, as the consideration for the purchase of the assets. The assets that DMDS, Ltd. purchased include the business (as a going concern), customer lists, goodwill, the benefit of the lease and other contracts with third parties and all other items of whatever nature owned by DMD Germany and used in the conduct of the business of DMD Germany.

    On March 1, 1999, DMDS, Ltd. purchased the assets of Midas, Ltd., an independent company organized under the laws of the United Kingdom. The Company issued 50,000 shares of its Common Stock, valued at $381,250, as the consideration for the purchase of the assets. The assets that DMDS, Ltd. purchased include the business (as a going concern), customer lists, goodwill, the benefit of the lease and other contracts with third parties and all other items of whatever nature owned by Midas, Ltd. and used in the conduct of the business of Midas, Ltd.


DIVIDEND POLICY

    The Company has not paid any cash dividends on the Common Stock since its inception and does not intend to pay any dividends on the Common Stock in the foreseeable future. The payment of any dividends in the future will depend on the evaluation by the Company's Board of Directors of such factors as it deems relevant at the time and restrictions imposed by the terms of the Company's debt obligations. The Company bank financing agreements impose restrictions on any payment of dividends. The Board of Directors believes that all the Company's earnings, if any, should be retained for the development of the Company's business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND NOTES THERETO INCORPORATED ELSEWHERE IN THIS FORM 10KSB.

INTRODUCTION

    Dental/Medical Diagnostic Systems, Inc. designs, develops, manufactures and sells high technology dental equipment and related consumables. The Company's highest grossing product for the 1998 fiscal year was the tooth curing and whitening device known as the "Apollo 95E." The Company also markets and sells a line of whitening products known as "Apollo Secret" for use in conjunction with the Apollo 95E, and in the second quarter of 1999 intends to introduce a line of composite resin materials known as "ASAP Accelerated Solutions for Aesthetic Procedures," also for use in conjunction with the Apollo 95E. In addition, the Company continues to manufacture and sell intraoral camera systems, known as the "TeliCam II System," and "TeliCam Elite," and a multi-operatory intraoral camera system, known as the InTELInet, for use in connection with the TeliCam II System and TeliCam Elite.

    From early 1996 to mid 1998, the Company was primarily involved in designing, developing, manufacturing, and marketing intra-oral camera systems referred to as "TeliCam Systems". The first shipments to customers of the TeliCam System commenced in early February 1996.

    On October 2, 1997, the Company purchased the assets of S.E.D. Gerant ("S.E.D."), a company organized under the laws of France. Among the acquired assets was a patent for S.E.D.'s "Biotron" curing and whitening device products. From this technology, the Company developed the "Apollo 95E" a unique, visible-light curing instrument which is designed for two different applications: the hardening of tooth-colored dental composite materials in three seconds or less and for single appointment, in-office tooth whitening in less than forty minutes. This safe plasma-arc lamp uses a high-frequency electrical field to generate plasma energy, which is ideal for the fast-curing (hardening) of photosensitive composites. The Apollo 95E also produces light and heat which, when used in conjunction with the Apollo Secret whitening materials, activates the whitening chemicals in the Apollo Secret. The result of this activation is dramatic whitening of stained teeth. The rapid performance of the Apollo 95E in both hardening composite materials and whitening teeth enables an average dental practice to save about 5 to 8 hours per month of a dentists time.

         The Apollo 95E, which wasn't introduced into markets outside of the US and Canada until March 1998 and in the US and Canada until August 1998, accounted for over $11 million in revenues in 1998, however, revenues attributed to the TeliCam intraoral cameras declined significantly for the fiscal year 1998 as compared to 1997 and therefore the Company's net sales were limited to an increase of 19% from 1997 to 1998. While the Company expects that the trend of increasing revenues each fiscal quarter attributable to the Apollo 95E to continue for the near future, the Company also expects the trend in the decline in sales of its TeliCam intraoral cameras to continue and therefore to at least partially offset the increased revenues realized on the Apollo 95E.

RESULTS OF OPERATIONS

    The Company derives its revenues primarily from the sale of three product lines: TeliCam intra-oral camera systems, Apollo 95E curing and whitening devices, and Apollo Secret tooth whitening chemicals for use in conjunction with the Apollo 95E, which began shipping in the fourth quarter of 1998. Through December 31, 1998, revenues from Apollo Secret have been immaterial.

    Revenues by product line, for the fiscal years ended December 31, 1998 and 1997, and for the ten-month period ended December 31, 1996 are reflected in the following table:

                 Ten-Months Ended
                    December 31,              For the Year Ended December 31,
                    ------------              -------------------------------
                 1996           %         1997          %         1998           %
                 ----           -         ----          -         ----           -
Apollo 95E     $        --      --     $        --      --     $11,125,629      58%
TeliCam         10,689,179      92%     15,367,806      96%      6,555,540      34%
Other              983,923       8%        719,402       4%      1,546,629       8%
               -----------     ----    -----------      ---   ------------     ----
               $11,673,102     100%    $16,087,208     100%    $19,227,798     100%
               ===========     ====    ===========     ====    ===========     ====

    NET SALES. Net sales for the fiscal years ended December 31, 1998 and 1997, and for the ten-month period ended December 31, 1996, were $19,227,798, $16,087,208 and $11,673,102, respectively.

     Net sales for the fiscal year ended December 31, 1998 increased approximately 19% from the prior year, and increased 38% for the fiscal year ended December 31, 1997 as compared with the ten-month period ended December 31, 1996. Sales are comprised primarily of the Apollo 95E and TeliCam Systems. The increase in sales for the fiscal year ended December 31, 1998 was primarily due to the introduction of the Apollo 95E, which began shipping in Europe during the first quarter of 1998 and in the United States during the third quarter of 1998, offset by reduced TeliCam sales both domestically and internationally resulting from weaker demand and increased competition as the market for intraoral cameras matured. The increase from 1996 to 1997 can be attributed to the two month longer period, increased international sales volume and increased sales volume of the InTELIinet video systems. The Company expects the decline in TeliCam sales to continue into the future. No assurance can be given that the Apollo 95E sales will ultimately offset the reduced TeliCam sales in the future. See - "Risk Factors -- As a result of the decline in sales of the TeliCam, our future depends on our ability to increase demand for our Apollo 95E and related products as well as our ability to develop and introduce new products."

    COST OF SALES. Cost of sales for the fiscal years ended December 31, 1998 and December 31, 1997, and for the ten-month period ended December 31, 1996, were $9,820,882, or 51% of net sales, and $10,234,206, or 64% of net sales, and $6,685,464 or 57% of net sales, respectively. Cost of sales, both on an absolute dollar basis and as a percentage of net sales, decreased from 1997 to 1998 primarily due to more favorable margins on the Apollo 95E, which represented 58% of net sales for the year. Cost of sales as a percentage of net sales increased from 1996 to 1997, as the Company reduced the selling price of its TeliCams during the year in response to the pressure of competition in the marketplace. While the more favorable margins on the Apollo 95E have helped to decrease the cost of sales as a percentage of net sales, the Company expects that the margins on the sale of the TeliCams will continue to shrink, and thus the cost of sales of the TeliCams as a percentage of TeliCam net sales will increase in the future.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $8,764,910, or 46% of net sales, $6,031,066, or 37% of net sales, and $4,360,736 or 37% of net sales, for the fiscal years ended December 31, 1998 and 1997, and for the ten-month period ended December 31, 1996, respectively. The absolute dollar increases in this expense category from year to year are primarily attributed to a combination of increased sales commissions resulting from increased sales volumes, increased salaries and legal expenses associated with the Company's growth, and increased marketing costs resulting from enhanced marketing efforts. The increase in selling, general and administrative expenses as a percentage of net sales from 1997 to 1998 can be attributed to the cost of expanding the Company's work force in anticipation of future growth. These expenses are expected to continue to increase on an absolute dollar basis as sales volumes increase and additional marketing costs are incurred for the introduction of the new products.

    RESEARCH AND DEVELOPMENT. Research and development expenses totaled $549,304, or 3% of net sales, $1,213,766, or 8% of net sales, and $322,467, or
3% of net sales, for the fiscal years ended December 31, 1998 and 1997, and for the ten-month period ended December 31, 1996, respectively. Both the decrease in research and development expenses for fiscal 1998, and the increase in this expense category from 1996 to 1997, both on an absolute dollar basis and as a percentage of net sales, is primarily attributed to $875,000 of fees paid to Suni Imaging Microsystems, Inc. to fund the development of the digital x-ray technology for incorporation into systems for the dental market during the fiscal year ended December 31, 1997. The Company expects research and development expenses to increase in future periods, as it continues to pursue the development of new technologies. See "Risk Factors - As a result of the decline in sales of the TeliCam, our future depends on our ability to develop and introduce new products."

    INTEREST INCOME. Interest income totaled $195,532 and $205,818 for the fiscal years ended December 31, 1998 and December 31, 1997. The Company had no interest income for the ten-month period ended December 31, 1996. This income is attributed to the interest earned by investing the net proceeds of both the May 1997 secondary offering and the March 1998 debt placement in a short-term management account through Comerica Securities. These funds were not available in the ten-month period ended December 31, 1996.

    INTEREST EXPENSE. Interest expense totaled $1,739,693, $138,576 and $57,166 for the fiscal years ended December 31, 1998 and 1997, and for the ten-month period ended December 31, 1996, respectively. This expense category includes interest paid on capital lease obligations, on bridge notes, on notes payable to related parties, and on the Senior Subordinated Notes. The substantial increase in fiscal 1998 is primarily due to the accrued interest and the amortization of the debt discount on the $4.5 million of Senior Subordinated Notes, which was repaid in January 1999 with proceeds from the new credit facility with Imperial Bank.

    Amortization of debt issuance cost totaled $235,484, $76,431 and $31,548 for the fiscal years ended December 31, 1998 and 1997, and for the ten-month period ended December 31, 1996, respectively. This represents the amortization of the issuance costs incurred in connection with the Bridge Notes issued in November 1996 and the 12% Senior Subordinated Notes issued in March 1998. These costs were amortized over the term of the Notes. The Company repaid the Bridge Notes out of the proceeds of the May 1997 secondary offering. In addition, the Senior Subordinated Notes were repaid in January 1999 out of the proceeds of the Company's new credit facility with Imperial Bank.

    NET LOSS. Net loss for the fiscal year ended December 31, 1998 totaled $1,816,702, or $0.35 per share. Net loss for the fiscal year ended December 31, 1997 totaled $2,044,729, or $0.47 per share, and net income for the ten-month period ended December 31, 1996 totaled $137,151, or $0.05 per share.

CAPITAL RESOURCES AND LIQUIDITY

    For the fiscal year ended December 31, 1998, the Company used net cash of $3,781,610 in operations. Accounts receivable increased from $1,967,614 at December 31, 1997 to $3,757,865 at December 31, 1998, primarily as a result of the increase in sales of the Apollo 95E in the fourth quarter. See "Risk Factors
- Fluctuation in quarterly results may result in declines in our stock price." Accounts payable and accrued liabilities totaling $3,653,831 at December 31, 1998 increased from $2,539,585 at the prior year-end period primarily due to increased inventory purchases. Inventory levels increased approximately $2.7 million to accommodate the increased sales volume generated by the Apollo 95E.

    Capital expenditures for the fiscal year ended December 31, 1998 were approximately $722,000, with approximately $170,000 spent for the purchase of an exhibit booth used at dental trade shows, approximately $171,000 spent for a new computer network system, and approximately $131,000 spent for molds. Cash and cash equivalents on hand at the end of the period were $3,941,305. The Debt Placement in March 1998 provided approximately $4,200,000 in cash to the Company after expenses.

    In July 1997, the Company finalized a credit agreement with Comerica Bank ("Comerica") extending up to a $2,000,000 line of credit to the Company, secured by a first priority security interest in the Company's assets and by an assignment of the Company's rights under the Boston Marketing Distribution Agreement. The credit facility bears interest at the rate of prime plus .25% per annum (8.0% at December 31, 1998). All borrowings under the facility are subject to a formula based, generally, on accounts receivable and inventory. The Company intends to use the credit facility, when needed, for working capital and general corporate purposes. No amounts were outstanding at December 31, 1998.

    In December 1997, the Company finalized a second credit agreement with Comerica extending up to a $500,000 line of credit to the Company for capital expenditures, secured by a first priority interest in the Company's assets. The credit facility bears interest at a rate of prime plus .5% per annum (8.25% at December 31, 1998). The line expired on December 10, 1998, at which time the principal balance began to amortize over a thirty-six (36) month period. Borrowings are at 80% of the capital expenditure.
At December 31, 1998, $343,890 was outstanding.

    On January 4, 1999, the Company replaced its credit agreements with Comerica with a $6,950,000 facility with Imperial Bank ("Imperial"). The Imperial facility comprises a $2,500,000 fixed rate non-revolving line of credit due May 31, 2000; a $4,000,000 variable rate revolving line of credit due May 31, 2000; and a $450,000 variable interest rate loan repayable in 16 monthly installments. The facilities are collateralized by the assets of the Company. The Company intends to use the credit facilities, when needed, for working capital, capital expenditures and general corporate purposes. On January 21, 1999, the Company borrowed against the Imperial facility to repay the balance owing on the Comerica capital credit line of $343,890 plus accrued interest of $1,120. On January 25, 1999, the Company borrowed against the Imperial facility to repay the $4,500,000 12% Senior Subordinated Notes plus accrued interest of $189,000.

    As of the end of March 1999, the expenditures for continued research and development for products incorporating digital x-ray technology (including the additional development fee due to Suni upon acceptance by the Company of the final prototype subsystem and minimum royalty obligations), the minimum purchase obligations under the BMC Agreement and the purchase obligations under the Suni Manufacturing Agreement, are the only significant future commitments which will be financed by cash from continuing operations and the remaining proceeds of the $4.5 million debt placement. Based on its current operating plan, the Company anticipates that unless a substantial portion of the Company's outstanding redeemable warrants are exercised, cash on hand, cash generated from operations, and borrowings available under the Imperial credit facility may not be sufficient to satisfy the Company's expected increased working capital and research and development requirements for new products during the next twelve months, in which case further capital may be required. Exercise of the Company's redeemable warrants in the near future, by the holders thereof, is only likely if the market price of the Company's common stock meets the requirements necessary to allow the Company to redeem the warrants and, consequently, there can be no assurance that a significant portion of the Company's outstanding redeemable warrants will be exercised. If the market price of the Company's common stock reaches the requisite level for the requisite amount of days, the Company may choose to redeem the warrants, in which case, some of the Company's requirements for additional capital may be satisfied by the exercise of the redeemable warrants. In addition, the Company is currently exploring alternatives to fulfill these financing requirements. No assurance can be given that additional financing will be available when needed or that, if available, it will be on terms favorable to the Company or its stockholders. If needed funds are not available, the Company may be required to curtail its operations, which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company's working capital requirements during this period will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations. See "Risk Factors - We will need additional capital to finance research and development of our new products."

FLUCTUATIONS IN QUARTERLY RESULTS

    The Company's business is subject to certain quarterly influences. As reflected in the chart below, net sales and operating profit are generally higher in the fourth quarter due to the purchasing patterns of dentists in the United States and are generally lower in the first quarter due primarily to the effect upon demand or increased purchases in the prior quarter. It is also expected that the Company's business will experience lower sales in the summer months as a consequence of holiday vacations and a lesser number of trade shows.

    The following table sets forth unaudited data regarding operations for each quarter of fiscal 1998. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in management's opinion, contains all adjustments necessary to fairly state the information set forth herein. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                 Fiscal 1998
                                     First Quarter   Second Quarter  Third Quarter  Fourth Quarter
                                     -------------   --------------  -------------  --------------
Net sales                                $2,110,531      $2,618,513     $6,157,358     $8,341,396
Cost of sales                             1,550,089       1,946,906      2,866,104       3,457,783
                                          ---------       ---------      ---------       ---------
  Gross profit                              560,442         671,607      3,291,254       4,883,613
Selling, general and administrative
expense                                   1,729,619       2,134,639      1,845,232       3,055,420
Research and development expense            142,387         182,302        197,283          27,332
                                         ----------      ----------      ---------       ---------
  Operating income (loss)                (1,311,564)     (1,645,334)     1,248,739       1,800,861
Interest income                             (44,273)        (64,057)       (47,103)        (40,099)
Interest expense                             83,793         549,497        551,416         554,987
Amortization of debt issuance costs          10,484          75,000         75,000          75,000
                                         ----------       ---------      ---------       ---------
  Income (loss) before income taxes      (1,361,568)     (2,205,774)       669,426       1,210,973
Provision for income taxes                       --              --             --         129,759
                                         ----------      ----------      ---------       ---------
  Net income (loss)                     $(1,361,568)    $(2,205,774)      $669,426      $1,081,214
                                        ===========     ===========       ========      ==========

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

YEAR 2000 ISSUE

    The Year 2000 readiness issue, which is common to most businesses, arises from the inability of information systems, and other time and date sensitive products and systems, to properly recognize and process date-sensitive information or system failures. Estimates of the potential cost and effects of Year 2000 issues vary significantly among businesses, and it is extremely difficult to predict the actual impact. Recognizing this uncertainty, management is continuing to actively analyze, assess and plan for various Year 2000 issues across its businesses.

    The Year 2000 issue has an impact on both information technology systems and non-information technology systems, such as its manufacturing systems and physical facilities including, but not limited to, security systems and utilities. Although our management believes that a majority of our information technology systems are Year 2000 ready, such systems still have to be tested for Year 2000 readiness. We are replacing or upgrading those systems that are identified as non-Year 2000 compliant. Certain information technology systems previously identified as non-Year 2000 compliant are being upgraded or replaced which should be complete by June 30, 1999. Non-information technology system issues are more difficult to identify and resolve. We are actively identifying non-information technology Year 2000 issues concerning our products and services, as well as our physical facility locations. As non-information technology areas are identified, our management formulates the necessary actions to ensure minimal disruption to our business processes. Although our management believes that its efforts will be successful and the costs will be immaterial to our consolidated financial position and results of operations, it also recognizes that any failure or delay could cause a potential impact.

    We have initiated efforts to ensure Year 2000 readiness of our products and services. We have moved to a Year 2000 compliant network operating system, and our key financial, manufacturing and other in-house systems are already materially compliant.

    The Year 2000 readiness of our customers varies. We are not investigating whether or not our customers are evaluating and/or preparing their own systems. These efforts by customers to address Year 2000 issues may affect the demand for certain products and services; however, the impact on our revenue is highly uncertain. We have also begun efforts to assess the Year 2000 readiness of our key suppliers and business partners. Our direction of this effort is to ensure the adequacy of resources and supplies to minimize any potential business interruptions.

    The Year 2000 issue presents a number of other risks and uncertainties that could impact us, such as public utilities failures, potential claims against us for damages arising from products and services that are not Year 2000 compliant, and the response ability of certain government commissions of the various geographic areas where Dental/Medical conducts business. While we continue to believe the Year 2000 issues described above will not materially affect our financial position, it remains uncertain as to what extent, if any, we may be impacted.

    If we, our customers or vendors are unable to resolve any Year 2000 compliance problems in a timely manner, we could face business interruptions or shutdown, financial loss, regulatory actions, reputational harm and/or legal liability. Contingency plans that address a reasonably likely worst case scenario have not yet been developed. We intend to determine whether any such plans will be necessary in the coming months.

RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH TO EVALUATE OUR LIKELIHOOD OF SUCCESS.

    We have only manufactured and distributed our TeliCam systems since October 1995 and manufactured and distributed our Apollo 95E since March 1998. Therefore, we have a limited relevant operating history upon which to evaluate the likelihood of our success. Factors such as the risks, expenses and difficulties frequently encountered in the operation and expansion of a relatively new business and the development and marketing of new products must be considered in evaluating the likelihood of success of our company.

WE HAVE A HISTORY OF LOSSES AND ACCUMULATED DEFICIT.

    For the period from October 23, 1995 to March 2, 1996, we incurred a net loss of $1,625,213. For the fiscal year ended December 31, 1997 we had a net loss of $2,044,729 and for the fiscal year ended December 31, 1998 we had a net loss of $1,816,702. At December 31, 1998, our accumulated deficit was $5,349,493. Our ability to obtain and sustain profitability will depend, in part, upon the successful marketing of our existing products and the successful and timely introduction of new products. Although the Company was profitable in the quarter ended December 31, 1998, there can be no assurance that the Company will continue to be profitable.

FLUCTUATION IN QUARTERLY RESULTS MAY RESULT IN DECLINES IN OUR STOCK PRICE.

    Certain quarterly influences may affect our business. Sales are generally higher in the fourth quarter due to the purchasing patterns of dentists in the United States and are generally lower in the first quarter due primarily to the effect upon demand of increased purchases in the prior quarter. It is also expected that our business will experience lower sales in the summer months as a consequence of holiday vacations and a lesser number of trade shows. These fluctuations could result in significant fluctuations, including significant declines in our stock price.

ONE OF OUR PRIMARY PRODUCTS HAS HAD A SIGNIFICANT DECLINE IN SALES.

    The TeliCam systems, together with related products such as the InTELInet system, and the Apollo 95E have been our primary products and during the last fiscal year have made up a substantial portion of our revenue. We believe that the market for intraoral cameras, such as the TeliCam systems, is a market that has declined. TeliCam systems sales have recently been below levels of prior comparable periods, a trend that we expect to continue.

AS A RESULT OF THE DECLINE IN SALES OF THE TELICAM, OUR FUTURE DEPENDS ON OUR ABILITY TO INCREASE DEMAND FOR OUR APOLLO 95e AND RELATED PRODUCTS AS WELL
AS OUR ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS.

    As a result of the decline in the intraoral camera market, our future depends upon our ability to increase demand for our related products and our ability to develop and successfully introduce new products to make up for the diminished sales of the Telicam systems. Development of new product lines is risk intensive and often requires:

    o   long-term forecasting of market trends;
    o   the development and implementation of new designs;
    o   compliance with extensive governmental regulatory requirements; and
    o   a substantial capital commitment.

    Also, the medical and dental device industry is characterized by rapid technological change. As technological changes occur in the marketplace, we may have to modify our products in order to become or remain competitive or ensure that our products do not become obsolete. If we fail to anticipate or respond in a cost-effective and timely manner to government requirements, market trends or customer requirements, or if there are any significant delays in product development or introduction, this could have a material adverse effect on our business.

WE WILL NEED ADDITIONAL MONEY FOR BOTH GENERAL WORKING CAPITAL AND TO FINANCE RESEARCH AND DEVELOPMENT OF OUR NEW PRODUCTS.

    We anticipate that we will need additional money during fiscal 1999 to satisfy our expected increased working capital and research and development requirements for our planned new products. We are currently exploring alternatives to fulfill these requirements, but cannot assure you that additional financing will be available when needed or that, if available, it will be on terms favorable to us. If needed funds are not available, we may be required to limit or forego the development of new products or even limit current operations, which could have a material adverse effect on our business, operating results and financial condition.

WE SUBSTANTIALLY DEPEND UPON THIRD PARTY DEVELOPMENT AGREEMENTS AND LICENSING AGREEMENTS FOR THE DEVELOPMENT OF MANY OF OUR PRODUCTS AND THE LICENSING OF TECHNOLOGY OWNED BY OTHERS FOR USE IN OUR PRODUCTS.

    We are dependent upon third party developers and suppliers for the development and manufacture of all of the components used in our dental equipment and for the development and manufacture of our consumable products. Outside of updating our current products, we do not develop any of our own technology, rather we continually seek out third parties that own new and innovative technology that they may be willing to license to us or develop into new dental products under a development agreement. We have had problems in the past obtaining a marketable product from companies with whom we had entered into a licensing arrangement. We entered into a licensing arrangement with Ion Laser Technology under which ILT was unable to develop a product in accordance with the delivery schedule established by our agreement that met our specifications; as a result, we were forced to find an alternative product to that which we had contracted for with ILT.

    Under licensing and development arrangements we have obtained exclusive marketing rights to products for the dental market incorporating certain digital x-ray technology developed by Suni. We have paid significant non-refundable advances to, and are dependent upon Suni to successfully develop the digital x-ray technology and to commercialize the digital x-ray technology. We do not guarantee that Suni will be successful in this endeavor. If Suni should not develop a digital x-ray product which is accepted in the marketplace, and has sufficient sales to achieve profits, this could have a material adverse effect on our future prospects.

IN ORDER TO MAINTAIN OUR EXCLUSIVE RIGHTS TO THE DIGITAL X-RAY TECHNOLOGY DEVELOPED BY SUNI WE MUST MAKE CERTAIN MINIMUM ROYALTY PAYMENTS TO SUNI.

    In order to maintain our rights to be the exclusive dental licensee of the digital x-ray technology developed by Suni, our agreement with Suni requires us to make minimum royalty payments. The royalty payments begin coming due when products incorporating the developed technology are introduced to the market. We cannot guarantee that we will be able to make the minimum royalty payments required to maintain our rights to be the exclusive distributor. If we do not make the required royalty payments, Suni will be able to license the developed technology to our competitors, or grant an exclusive license to a competitor, which could have a material adverse effect on our future prospects.

THE GOVERNMENT EXTENSIVELY REGULATES OUR PRODUCTS.

    The United States Food and Drug Administration, as well as state and foreign agencies, regulate almost all aspects of our medical devices including:

     o    entry into the marketplace;
     o    design;
     o    testing;
     o    manufacturing procedures;
     o    reporting of complaints;
     o    labeling; and
     o    promotional activities.

     Under the Federal Food, Drug, and Cosmetic Act, FDA has the authority to control the introduction of new products into the marketplace. Unless specifically exempted by the agency, medical devices enter the marketplace through either FDA approval of premarket approval application or FDA approval of an application for 510k clearance. FDA conducts periodic inspections to assure compliance with that agency's regulations.

     Unless specifically exempted by FDA's regulations, we will need to file a 510k submission or PMA application for any new products developed in the future including any using digital x-ray technology. The process of obtaining a clearance or approval can be time-consuming and expensive. Compliance with FDA's regulatory requirements can be burdensome. We don't guarantee that the required regulatory approvals or clearances will be obtained. Any approval or clearance obtained from FDA may include significant limitations on the use of the medical device which is the subject of the approval or clearnace. We cannot market a medical device if needed FDA approval or clearance is not granted. Inability to obtain such approval or clearance could result in a delay or suspension of the manufacture and sale of affected medical devices. Any such delay or suspension would have a material adverse effect on our business. In addition, changes in existing regulations or the adoption of new regulations could make regulatory compliance by us more difficult in the future. The failure to obtain the required regulatory clearances or to comply with applicable regulations could result in one or more of the following:

    o     fines;
    o     delays or suspensions of device clearances;
    o     seizure actions;
    o     mandatory needs;
    o     Injunctive Action; and
    o     Criminal Prosecution.

WE DO NOT HAVE CALIFORNIA LICENSING.

     The State of California requires that each facility manufacturing a medical device apply for and obtain from the State's Department of Health Services a Medical Device Manufacturing License. To qualify for the license, a facility must be in compliance with FDA's regulatory requirements. We filed a timely application for this license and in early March of 1999 the DHS conducted an inspection of our manufacturing facility in Irvine, California and found no "reportable observations". We received a list of adjustments and clarifications recommended by the DHS. We filed a response to this list on March 19, 1999 and we expect to receive a California Medical Device Manufacturing License in early April, 1999. We cannot guarantee that DHS will grant our license. We cannot manufacture devices at our facility if the license is not granted. Inability to obtain this license could result in a delay or suspension of the manufacture and sale of our medical devices. Any such delay or suspension would have a material adverse effect on our business.

THE LOSS OF OUR CHIEF EXECUTIVE OFFICER WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

    Our success is highly dependent upon our Chairman of the Board and Chief Executive Officer, Robert H. Gurevitch. Unlike larger companies, we rely heavily on a small number of officers to conduct a large portion of our business. The loss of service of Robert H. Gurevitch along with the loss of his numerous contacts and relationships in the industry would have a material adverse effect on our business. We have entered into an Employment Agreement with Robert H. Gurevitch under which he has agreed to render services to us until October 1, 1999. We have obtained "key person" life insurance on Mr. Gurevitch in the amount of $2,000,000, of which we are the sole beneficiary, but there can be no assurance that the proceeds of such insurance will be sufficient to offset the loss to us in the event of his death.

OUR PRODUCTS HAVE VERY LIMITED PATENT PROTECTION.

    Our future success and ability to compete is dependent in part upon our proprietary technology used in the Apollo 95E. The Apollo 95E is currently only protected by a patent in France. Patent protection is being sought in all of the countries of the world in which this technology can be marketed. There can be no assurance (i) that patents outside of France will be granted for the Apollo 95E system, and (ii) if granted, the patents will provide adequate protection for the Company's technologies. Consequently, we rely primarily on trademark, trade secret and copyright laws to protect our technology. However, there can be no assurance that third parties will not try to copy our products. In addition, many foreign countries' laws may not protect us from improper use of our proprietary technology overseas. We may not have adequate remedies if our proprietary rights are breached and therefore a breach of our proprietary rights could have a material adverse effect on our financial condition.

ISSUANCE OF PREFERRED STOCK MAY HAVE THE EFFECT OF PREVENTING A CHANGE OF
CONTROL.

    We have authorized 1,000,000 shares of preferred stock, which may be issued by the Board of Directors with certain rights not granted to the holders of common stock. Issuance of such preferred stock, depending upon the terms and the rights thereof, may have the effect of delaying, deterring or preventing a change in control.

WE ARE SUSCEPTIBLE TO PRODUCT LIABILITY SUITS.

    Although we have not yet had any product liability claims, because of the nature of the medical/dental device industry, there can be no assurance that we will not be subject to such claims in the future. Our products come into contact with more vulnerable areas of the human body, such as the mouth, tongue, teeth and gums, and, therefore, the sale and support of dental products makes us susceptible to the risk of such claims. A successful product liability claim or claim arising as a result of use of our products brought against us, or the negative publicity brought up by such claim, could have a material adverse effect upon our business. We maintain product liability insurance with coverage limits of $1,000,000 per occurrence and $11,000,000 per year. While we believe that we maintain adequate insurance coverage, we do not guarantee that the amount of insurance will be adequate to satisfy claims made against us in the future, or that we will be able to obtain insurance in the future at satisfactory rates or in adequate amounts.

THE YEAR 2000 ISSUE COULD HAVE AN IMPACT ON OUR INFORMATION TECHNOLOGY AND NON-INFORMATION TECHNOLOGY SYSTEMS AS WELL AS THOSE OF OUR SUPPLIERS, DISTRIBUTORS AND/OR CUSTOMERS, ANY OF WHICH COULD NEGATIVELY AFFECT SALES OF OUR PRODUCTS.

    The Year 2000 readiness issue, which is common to most businesses, arises from the inability of information systems, and other time and date sensitive products and systems, to properly recognize and process date-sensitive information or system failures. Estimates of the potential cost and effects of Year 2000 issues vary significantly among businesses, and it is extremely difficult to predict the actual impact. Recognizing this uncertainty, management is continuing to actively analyze, assess and plan for various Year 2000 issues across its businesses.

    The Year 2000 issue has an impact on both information technology systems and non-information technology systems, such as its manufacturing systems and physical facilities including, but not limited to, security systems and utilities. Although our management believes that a majority of our information technology systems are Year 2000 ready, such systems still have to be tested for Year 2000 readiness. We are replacing or upgrading those systems that are identified as non-Year 2000 compliant. Certain information technology systems previously identified as non-Year 2000 compliant are being upgraded or replaced which should be complete by June 30, 1999. Non-information technology system issues are more difficult to identify and resolve. We are actively identifying non-information technology Year 2000 issues concerning our products and services, as well as our physical facility locations. As non-information technology areas are identified, our management formulates the necessary actions to ensure minimal disruption to our business processes. Although our management believes that its efforts will be successful and the costs will be immaterial to our consolidated financial position and results of operations, it also recognizes that any failure or delay could cause a potential impact.

    We have initiated efforts to ensure Year 2000 readiness of our products and services. We have moved to a Year 2000 compliant network operating system, and our key financial, manufacturing and other in-house systems are already materially compliant.

    The Year 2000 readiness of our customers varies. We are not investigating whether or not our customers are evaluating and/or preparing their own systems. These efforts by customers to address Year 2000 issues may affect the demand for certain products and services; however, the impact on our revenue is highly uncertain. We have also begun efforts to assess the Year 2000 readiness of our key suppliers and business partners. Our direction of this effort is to ensure the adequacy of resources and supplies to minimize any potential business interruptions.

    The Year 2000 issue presents a number of other risks and uncertainties that could impact us, such as public utilities failures, potential claims against us for damages arising from products and services that are not Year 2000 compliant, and the response ability of certain government commissions of the various geographic areas where Dental/Medical conducts business. While we continue to believe the Year 2000 issues described above will not materially affect our financial position, it remains uncertain as to what extent, if any, we may be impacted.

    If we, our customers or vendors are unable to resolve any Year 2000 compliance problems in a timely manner, we could face business interruptions or shutdown, financial loss, regulatory actions, reputational harm and/or legal liability. Contingency plans that address a reasonably likely worst case scenario have not yet been developed. We intend to determine whether any such plans will be necessary in the coming months.

ITEM 7. FINANCIAL STATEMENTS.


                     DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Accountants......................................     22

 Consolidated Balance Sheets as of December 31, 1998
  and December 31, 1997................................................     23

 Consolidated Statements of Operations for the Fiscal Years
  ended December 31, 1998 and 1997 and for the Ten-Month Period
  ended December 31, 1996..............................................     24

 Consolidated Statements of Stockholders' Equity for the Fiscal Years
  ended December 31, 1998 and 1997 and for the Ten-Month Period
  ended December 31, 1996..............................................     25

 Consolidated Statements of Cash Flows for the Fiscal Years
  ended December 31, 1998 and 1997 and for the Ten-Month Period
  ended December 31, 1996..............................................     26

 Consolidated Statements of Comprehensive Income for the Fiscal Years
  ended December 31, 1998 and 1997 and for the Ten-Month Period
  ended December 31, 1996..............................................     27

Notes to  Consolidated Financial Statements............................     28

                        REPORT OF INDEPENDENT ACCOUNTANTS


     To the Board of Directors and
     Shareholders of Dental/Medical Diagnostic Systems, Inc.


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Dental/Medical Diagnostic Systems, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for the fiscal years ended December 31, 1998 and 1997 and for the ten month period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


     /s/ PricewaterhouseCoopers LLP

     Woodland Hills, CA
     February 5, 1999, except for subsequent events described in Note 19, as which the date is March 18, 1999.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                                         1998          1997
                                                                     ------------  -----------
Current assets
  Cash and cash equivalents.....................................     $  3,941,305  $ 3,981,062
  Accounts receivable, less allowance for returns and doubtful
  accounts of $20,975 at both December 31, 1998 and 1997........        3,757,865    1,967,614
  Inventories...................................................        5,559,751    2,896,270
  Prepaid expenses and other current assets.....................        1,332,427      389,061
  Debt issuance costs, net of accumulated amortization..........           64,516           --
                                                                     ------------  -----------
          Total current assets..................................       14,655,864    9,234,007
  Property and equipment, net of accumulated depreciation.......          996,940      553,119
  Intangible assets, net of accumulated amortization............          798,437       86,950
  Loans to related parties......................................           70,000      126,000
  Other assets..................................................           49,119      491,950
                                                                     ------------  -----------
          Total assets..........................................     $ 16,570,360  $10,492,026
                                                                     ============  ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations..................     $     22,440  $    23,356
  Notes payable ................................................        4,277,505           --
  Notes payable to related parties..............................               --       45,030
  Borrowings under line of credit ..............................          114,630           --
  Accounts payable..............................................        2,413,767    1,522,412
  Accrued liabilities...........................................        1,240,064    1,017,173
  Customer deposits.............................................           60,833       42,995
                                                                     ------------  -----------
          Total current liabilities.............................        8,129,239    2,650,966
  Borrowings under line of credit ..............................          229,260           --
  Capital lease obligations.....................................           22,935       39,858
  Other long term liabilities...................................           15,061       11,052
                                                                     ------------  -----------
          Total liabilities.....................................        8,396,495    2,701,876
                                                                     ------------  -----------
Commitments and contingencies  (Note 12)
Stockholders' equity:
  Preferred stock, par value $.01 per share; 1,000,000 shares
  authorized; none issued and outstanding.......................               --           --
  Common stock, par value $.01 per share; 20,000,000 shares
  authorized; 5,255,694 and 5,115,777 shares issued and
  outstanding at December 31, 1998 and 1997.....................           52,556       51,157
  Additional paid in capital....................................       13,469,597   11,271,784
  Accumulated translation adjustment............................            1,205           --
  Accumulated deficit...........................................       (5,349,493)  (3,532,791)
                                                                     ------------  -----------
          Total stockholders' equity............................        8,173,865    7,790,150
                                                                     ------------  -----------
          Total liabilities and stockholders' equity............     $ 16,570,360  $10,492,026
                                                                     ============  ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
              AND FOR THE TEN-MONTH PERIOD ENDED DECEMBER 31, 1996

                                                             FOR THE YEAR ENDED          TEN MONTHS ENDED
                                                                DECEMBER 31,               DECEMBER 31,
                                                     --------------------------------
                                                              1998            1997              1996
                                                              ----            ----              ----
Net sales........................................       $  19,227,798     $ 16,087,208      $ 11,673,102
Cost of sales....................................           9,820,882       10,234,206         6,685,464
                                                          -----------     ------------      ------------
  Gross profit...................................           9,406,916        5,853,002         4,987,638
Selling, general and administrative expense......           8,764,910        6,031,066         4,360,736
Research and development expense.................             549,304        1,213,766           322,467
Non-recurring charge.............................                  --          256,250               --
                                                           ----------     ------------      ------------
  Operating income (loss)........................              92,702       (1,648,080)          304,435
Interest and other income.......................             (195,532)        (205,818)               --
Interest expense.................................           1,739,693          138,576            57,166
Amortization of debt issuance costs..............             235,484           76,431            31,548
                                                            ---------        ---------       -----------
  Income (loss) before income taxes and
  extraordinary item.............................          (1,686,943)      (1,657,269)          215,721
Provision for income taxes.......................             129,759          153,311            78,570
                                                           ----------        ---------           -------
  Income (loss) before extraordinary item........          (1,816,702)      (1,810,580)          137,151
Extraordinary loss on early extinguishment of debt
  (net of tax benefit of $143,511)...............                  --         (234,149)               --
                                                     -----------------    ------------      ------------
          Net income (loss)......................       $ (1,816,702)     $ (2,044,729)     $    137,151
                                                        =============     ============      ============
Earnings (loss) per share before extraordinary
item:
  Basic..........................................        $       (.35)     $      (.42)     $        .05
  Diluted........................................                (.35)            (.42)              .05
Earnings (loss) per share after extraordinary
item:
  Basic..........................................        $       (.35)     $      (.47)     $        .05
  Diluted........................................                (.35)            (.47)              .05
Weighted average number of shares:
  Basic..........................................           5,151,614        4,341,498         2,893,298
  Diluted........................................           5,151,614        4,341,498         3,019,213

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
              AND FOR THE TEN-MONTH PERIOD ENDED DECEMBER 31, 1996


                                                                                ADDITIONAL                ACCUMULATED
                                                           COMMON STOCK          PAID IN     ACCUMULATED  TRANSLATION
                                                       SHARES       AMOUNT       CAPITAL       DEFICIT     ADJUSTMENT      TOTAL
                                                       ------       ------      ---------      -------    ------------     -----
Balance, March 2, 1996.............................  2,563,318     $ 25,633    $ 1,339,248  $(1,625,213)  $        --   $  (260,332)
  Issuance of common stock for cash,
   net of issuance costs...........................    422,219        4,222      1,050,281           --            --     1,054,503
  Issuance of warrants for cash....................         --           --        259,103           --            --       259,103
  Issuance of stock options to nonemployees........         --           --         47,200           --            --        47,200
  Net income.......................................         --           --             --      137,151            --       137,151
                                                      --------   ----------    -----------   ----------  ------------  ------------
Balance, December 31, 1996.........................  2,985,537       29,855      2,695,832   (1,488,062)           --     1,237,625
  Issuance of common stock for cash, net of
   net of issuance costs...........................  2,120,000       21,200      8,509,192           --            --     8,530,392
  Exercise of stock options........................     10,240          102          8,910           --            --         9,012
  Amortization of deferred compensation............         --           --         57,850           --            --        57,850
  Net loss.........................................         --           --             --   (2,044,729)           --    (2,044,729)
                                                      --------      -------    -----------   ----------  ------------    ----------
Balance, December 31, 1997.........................  5,115,777       51,157     11,271,784   (3,532,791)           --     7,790,150
  Issuance of common stock for
   distribution rights............................     100,000        1,000        461,500           --            --       462,500
  Issuance of warrants with
   Senior Subordinated Notes......................          --           --      1,619,755           --            --     1,619,755

  Exercise of stock options........................     39,917          399        116,558           --            --       116,957
  Net loss.........................................         --           --             --   (1,816,702)           --    (1,816,702)
  Translation adjustment...........................         --           --             --           --         1,205         1,205
                                                     ---------      -------    -----------  -----------     -----------  -----------
Balance, December 31, 1998.........................  5,255,694      $52,556    $13,469,597   $(5,349,493)   $   1,205  $  8,173,865
                                                     =========      =======    ===========   ===========    =========  ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE FISCAL YEARS ENDED DECEMBER 31, 1998 AND 1997
              AND FOR THE TEN-MONTH PERIOD ENDED DECEMBER 31, 1996


                                                            FOR THE YEAR ENDED         TEN MONTHS ENDED
                                                              DECEMBER 31,                DECEMBER 31,
                                                    -------------------------------
                                                         1998             1997                1996
                                                         ----             ----                ----
Cash flows from operating activities:
Net income (loss) ..................................   $(1,816,702)   $(2,044,729)      $   137,151
  Adjustments to reconcile net income (loss) to
   net cash used by operating activities;
  Depreciation and amortization ....................       338,462         92,993           108,047
  Amortization of debt issue costs .................       235,484             --                --
  Amortization of debt discount ....................     1,271,790             --                --
  Allowance for returns and doubtful accounts ......            --        (86,428)           79,123
  Inventory write down .............................       156,620         29,205            20,822
  Extraordinary item ...............................            --        377,660                --
  Amortization of deferred compensation ............            --         57,850                --
  Deferred taxes ...................................            --         90,000           (90,000)
  Deferred rent ....................................         4,009         (3,046)            1,469
  Common stock and stock options issued for
   services.........................................            --             --            47,200
  Changes in operating assets and liabilities:
     Accounts receivable ...........................    (1,782,471)      (722,742)       (1,188,544)
     Inventories ...................................    (2,818,298)    (1,412,400)         (461,812)
     Prepaid expenses and other current assets .....      (941,706)      (180,509)          (55,567)
     Other assets ..................................       442,831       (449,680)           (6,230)
     Accounts payable ..............................       889,808        433,080          (448,316)
     Accrued liabilities and income taxes payable ..       220,725        538,430           441,052
     Customer deposits .............................        17,838          9,388          (215,738)
                                                       -----------    -----------       -----------
        Net cash used by operating activities ......    (3,781,610)    (3,270,928)       (1,631,343)
                                                       -----------    -----------       -----------

Cash flows from investing activities:
  Loans to related parties .........................        56,000       (126,000)               --
  Purchase of intangible assets ....................      (304,494)       (86,950)               --
  Purchase of property and equipment ...............      (722,056)      (284,082)         (200,686)
                                                       -----------    -----------       -----------
        Net cash used in investing activities ......      (970,550)      (497,032)         (200,686)
                                                       -----------    -----------       -----------
Cash flows from financing activities:
  (Decrease) increase in book overdraft ............            --             --           (49,906)
  Accounts payable to related party in excess of
    terms ..........................................            --             --           (79,218)
  Issuance of common stock, net of offering costs ..            --      8,530,392         1,054,503
  Proceeds from exercise of stock options ..........       116,957          9,012                --
  Repayment of bridge loan .........................            --     (1,600,000)               --
  Proceeds from issuance of notes payable ..........     4,625,509             --         1,314,766
  Debt issuance costs ..............................      (300,000)            --                --
  Proceeds from line of credit .....................       343,890             --                --
  Proceeds from borrowings from related parties ....            --             --            25,000
  Payments on borrowings from related parties ......       (45,030)      (227,936)          (29,049)
  Principal payments on capital lease obligations ..       (17,839)       (21,282)          (11,842)
                                                       -----------    -----------       -----------
         Net cash provided by financing activities..     4,723,487      6,690,186         2,224,254
                                                       -----------    -----------       -----------
         Net increase (decrease) in cash and
            cash equivalents .......................       (28,673)     2,922,226           392,225
Effect of exchange rate changes on cash and cash
  equivalents ......................................       (11,084)            --                --
Cash and cash equivalents, beginning of period .....     3,981,062      1,058,836           666,611
                                                       -----------    -----------       -----------
Cash and cash equivalents, end of period ...........   $ 3,941,305    $ 3,981,062       $ 1,058,836
                                                       ===========    ===========       ===========
Supplemental cash flow information:
  Interest paid ....................................   $   310,615    $   281,693       $     8,219
  Income taxes paid ................................        17,553         50,279                --
Supplemental schedule of non-cash investing and
 financing activities:
  Issuance of common stock for purchase of
    intangible asset ...............................   $   462,500    $        --       $        --
  Capital lease obligations incurred ...............            --             --             5,997

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              FOR THE FISCAL YEARS ENDED DECEMBER 31, 1998 AND 1997
              AND FOR THE TEN-MONTH PERIOD ENDED DECEMBER 31, 1996


                                        For the Year Ended         Ten Months
                                           December 31,              Ended
                                 ------------------------------    December 31,
                                       1998            1997           1996
                                       ----            ----           ----
Net income (loss)                  $(1,816,702)   $(2,044,729)   $   137,151
Other comprehensive income:
   Foreign currency  translation
   adjustment                            1,205             --             --
   ----------                      -----------    -----------    -----------
Comprehensive income (loss)        $(1,815,497)   $(2,044,729)   $   137,151
                                   ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

    The Company designs, develops, manufactures and sells high technology dental equipment. The Company's primary existing product emphasis is on the manufacture and sale of a tooth curing and whitening device known as the "Apollo 95E." The Company also markets and sells a line of whitening products known as "Apollo Secret" for use in conjunction with the Apollo 95E, and in Q2 of 1999 intends to introduce a line of composite resin materials known as "ASAP - Accelerated Solutions for Aesthetic Procedures." In addition, the Company continues to manufacture and sell intraoral camera systems, known as the "TeliCam II System," and "TeliCam Elite," and a multi-operatory intraoral camera system, known as the InTELInet, for use in connection with the TeliCam II System and TeliCam Elite."

    On February 2, 1998 the Company formed "DMDS, Ltd." a wholly owned subsidiary created under the laws of the United Kingdom. DMDS, Ltd. holds the assets acquired in 1997 from S.E.D. Gerant, a company organized under the laws of France. In addition, the Company is marketing certain of its new products internationally through DMDS, Ltd.

2. BASIS OF PRESENTATION

    On February 5, 1997, the Company changed its fiscal year-end from a fiscal year ending on the nearest Saturday to February 28th to a December 31 fiscal year-end. The accompanying consolidated financial statements reflect the operating results of the Company for the fiscal years ended December 31, 1998 and 1997 and for the ten-month period from March 3, 1996 through December 31, 1996.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of DMDS and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

    The Company has derived substantially all of its revenues from the sale of two product families. The Company believes that the inability to attract new customers, the loss of one or more of its major customers, a significant reduction in business from such customers, or the uncollectibility of amounts due from any of its larger customers, could have a material adverse affect on the Company.

REVENUE RECOGNITION

     The Company recognizes revenue from the sales of systems and supplies at the time of shipment, net of an allowance for estimated sales returns. The Company generally warranties its systems for one year. A provision for estimated future costs relating to warranty is recorded when systems are shipped.

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

PATENTS, TRADEMARKS AND OTHER INTANGIBLES

    Patents, trademarks and other intangibles are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives of the assets, not exceeding 15 years. Accumulated amortization was $59,968 and $0 as of December 31, 1998 and 1997, respectively.

LONG-LIVED ASSETS

    The carrying value of long-lived assets is periodically reviewed by management, and impairment losses, if any, are recognized when the expected nondiscounted future operating cash flows derived from such assets are less than their carrying values.

ADVERTISING AND PROMOTION COSTS

    Production costs of future media advertising and costs of dental industry trade shows are deferred until the advertising or trade show occurs. All other advertising and promotion costs are expensed as incurred. Total advertising and promotion expenses incurred for the fiscal years ended December 31, 1998 and 1997, and for the ten-month period ended December 31, 1996, were $2,256,179, $1,528,203, and $1,008,879, respectively. Prepaid advertising and promotion costs at December 31, 1998 and 1997 were $376,316 and $214,667, respectively.

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

STOCK-BASED EMPLOYEE COMPENSATION AWARDS

     Statement of Financial Accounting Standards No. 123, "Accounting for the Awards of Stock-Based Compensation to Employees" ("SFAS No. 123") encourages, but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company has adopted the disclosure requirements of SFAS No. 123, which involves proforma disclosure of net income under SFAS No. 123, detailed descriptions of plan terms and assumptions used in valuing stock option grants. The Company has chosen to continue to account for stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Also, at various times throughout the year, cash balances are maintained in excess of Federally insured deposit limits.

    For the fiscal years ended December 31, 1998 and 1997, and for the ten-month period ended December 31, 1996, international customers accounted for 40%, 24% and 19% of sales, respectively. At December 31, 1998 and 1997, international customers accounted for approximately 78% and 57% of accounts receivable, respectively. No customer accounted for more than 10% of revenues in any of the periods presented. Five customers accounted for 54% of the Company's accounts receivable at December 31, 1998.

    The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. Estimated credit losses and returns have been provided for in the financial statements.

    The majority of the Company's current customers consist of dental professionals and independent distributors. Certain of the dental professionals lease the Company's products through third party leasing companies. Under the terms of the sales, the leasing companies have no recourse against the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," requires disclosure of fair value information about all financial instruments held by a company except for certain excluded instruments and instruments for which it is not practical to estimate fair value. The carrying value of the Company's financial instruments approximates their fair value.

COMPUTATION OF EARNINGS PER SHARE

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128; "Earnings Per Share" for the year ended December 31, 1997, and has reported earnings per common share for all periods presented in accordance with the new standard. Net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Net income (loss) per common share assuming dilution is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares related to stock options and stock warrants are excluded from the computation when their effect is antidilutive.

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

    No tax effect has been allocated to the foreign currency translation adjustment for the periods presented.

    The following is a reconciliation of accumulated other comprehensive income balance for the year ended December 31, 1998.


                Beginning balance                                         $   --
                Current period change                                      1,205
                                                                          ------
                Ending balance                                            $1,205
                                                                          ======

FOREIGN CURRENCY

    Financial statements of foreign subsidiaries are translated to US dollars using the exchange rate at the balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. The effect of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into US dollars are accumulated as a separate component of shareholders' equity. Gains (losses) resulting from foreign currency transactions are included in the statement of operations and amounted to ($69,726) and $0 for the years ended December 31, 1998 and 1997, respectively, and $0 for the ten months ended December 31, 1996.

RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform with current year presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In 1998, the Company adopted SFAS No. 131. " Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position but did affect the disclosure of segment information (see "Segment Information").

4. RELATED PARTY TRANSACTIONS

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

    On May 27, 1997, the Company loaned Dewey Perrigo, Vice President of Sales of the Company, and Andrea Niemiec-Perrigo, an employee of the Company, $126,000 for the purpose of buying a home. The Promissory Notes evidencing such loans bear interest at prime plus .25% (8.0% at December 31, 1998), and are due and payable on May 27, 1999. On August 19, 1998, a principal payment of $56,000 and an interest payment of $6,152 were made leaving a loan balance of $70,000.

5. INVENTORIES

    Inventories consisted of the following:

                                                    DECEMBER 31,   DECEMBER 31,
                                                        1998           1997
                                                        ----           ----
           Raw materials...................          $2,313,810     $1,387,695
           Work in process.................             874,002        555,049
           Finished goods..................           2,371,939        953,526
                                                     ----------     ----------
                                                     $5,559,751     $2,896,270

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

    Prepaid expenses and other current assets consisted of the following:

                                                    DECEMBER 31,   DECEMBER 31,
                                                        1998           1997
                                                    -------------  ------------
 Prepaid advertising and industry trade show fees ..   $376,316        $214,667
 Prepaid inventory .................................    220,219              --
 VAT recoverable ...................................    321,254              --
 Other .............................................    414,638         174,394
                                                     ----------       ---------
                                                     $1,332,427       $ 389,061
                                                     ==========       =========

7. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following:

                                                    DECEMBER 31,   DECEMBER 31,
                                                        1998           1997
                                                    -------------  ------------
Equipment and software, including $112,853
 of capitalized leases at both
 December 31, 1998 and 1997......................... $1,128,919       $ 569,729
Furniture and fixtures..............................    295,360         135,034
Leasehold improvements..............................     47,251          44,222
                                                     ----------       ---------
                                                      1,471,530         748,985
Less accumulated depreciation and amortization,
  including $45,142 and $22,571 relating to
  capitalized leases at December 31, 1998 and
  1997..............................................   (474,590)       (195,866)
                                                       ---------      ---------
                                                       $996,940       $ 553,119
                                                       ========       =========

8. INTANGIBLE ASSETS

    Intangible assets consisted of the following:

                                                    DECEMBER 31,   DECEMBER 31,
                                                        1998           1997
                                                    ------------   ------------
  Patents and trademarks..........................     $395,905         $86,950
  License agreements..............................      462,500              --
                                                       --------         -------
                                                        858,405          86,950
  Less accumulated amortization...................      (59,968)             --
                                                       --------         -------
                                                       $798,437         $86,950
                                                       ========         =======

     On October 2, 1998, the Company acquired the exclusive worldwide license agreement for certain tooth whitening products from Chrysalis Dental, Inc. through the issuance of 100,000 shares of common stock.

9. ACCRUED LIABILITIES

    Accrued liabilities consisted of the following:

                                                DECEMBER 31,    DECEMBER 31,
                                                    1998           1997
                                                ----------      ----------
Accrued commissions..................             $362,019        $223,750
Accrued warranty.....................               85,000          84,730
Accrued salaries and wages...........               84,661          82,112
Accrued interest.....................              161,488           5,965
Income taxes payable.................              124,452              --
Deferred revenue.....................               32,866           1,200
Accrued advertising..................               78,983              --
Accrued vacation.....................               64,225          66,911
Accrued development payments.........                   --         350,000
Other................................              246,370         202,505
                                                ----------      ----------
                                                $1,240,064      $1,017,173
                                                ----------      ----------

10. BORROWINGS UNDER LINE OF CREDIT

    On July 1, 1997, the Company finalized a credit agreement with Comerica Bank ("Comerica") extending up to a $2,000,000 line of credit to the Company, collateralized by a first priority security interest in the Company's assets and by an assignment of the Company's rights under the Boston Marketing Distribution Agreement. The credit facility bears interest at the rate of prime plus .25% per annum (8.00% at December 31, 1998). All borrowings under the facility are subject to a formula based, generally, on accounts receivable and inventory. No amounts were outstanding under this line of credit at December 31, 1998.

    On December 10, 1997, the Company finalized a second agreement with Comerica Bank ("Comerica") extending up to a $500,000 line of credit to the Company for capital expenditures, collateralized by a first priority interest in the Company's assets. The credit facility bears interest at a rate of prime plus .5% per annum (8.25% at December 31, 1998). The line expired on December 10, 1998, at which time the principal balance began to amortize over a thirty-six (36) month period. Borrowings are at 80% of the capital expenditure. At December 31, 1998, $343,890 was outstanding under this line of credit.

    On January 4, 1999, the Company replaced its credit agreements with Comerica with a $6,950,000 facility with Imperial Bank ("Imperial"). The Imperial facility comprises of a $2,500,000 fixed rate non-revolving line of credit due May 31, 2000; a $4,000,000 variable rate revolving line of credit loan due May 31, 2000; and a $450,000 variable interest rate loan repayable in 16 monthly installments. The facilities are collateralized by the assets of the Company. The Company intends to use the credit facilities, when needed, for working capital, capital expenditures and general corporate purposes. On January 21, 1999, the Company borrowed against the Imperial facility to repay the balance owing on to Comerica capital credit line of $343,890 plus accrued interest of $1,120. On January 25, 1999, the Company borrowed against the Imperial facility to repay the $4,500,000 12% Senior Subordinated Notes plus accrued interest of $189,000.

11. NOTES PAYABLE:

         Notes payable consisted of the following:

                                                          DECEMBER 31,
                                                              1998
                                                          ------------
   $4,500,000 12% Senior Subordinated  Notes
       due March 19, 1999, net of unamortized
       discount of $348,435                                 $4,151,565
   Notes payable to certain individuals bearing
       interest at 12% at December 31, 1998.
       Due on demand prior to December 2000                    125,940
                                                           -----------

                                                            $4,277,505
                                                           ===========

12. COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases two facilities under operating leases that expire in 1999 and 2000. The leases require the Company to pay taxes, maintenance fees, and insurance and provide for periodic fixed rent increases based on a published price index. The Company also leases certain equipment under capital leases which expire in 2000 and has the right to purchase the underlying equipment at the termination of the leases for its fair market value. Rent expense for all operating leases was approximately $189,000, $132,000 and $102,000 for the fiscal years ended December 31, 1998 and 1997 and for the ten-month period ended December 31, 1996, respectively. The two non-cancelable leases are guaranteed by Robert H. Gurevitch, Chief Executive Officer and Chairman of the Board of the Company.

    The aggregate liability for future rentals under lease agreements with noncancelable lease terms in excess of one year as of December 31, 1998, is summarized as follows:

                                                          CAPITAL      OPERATING
        YEAR ENDED DECEMBER 31                            LEASES         LEASES
        ----------------------                            -------      ---------
        1999............................................  $25,672        $76,308
        2000............................................   22,539         69,949
                                                          -------       --------
                                                           48,211       $146,257
                                                                        ========
        Less amounts representing:
          Interest......................................    2,836
          Current portion...............................   22,440
                                                          -------
        Long term portion...............................  $22,935
                                                          =======

DISTRIBUTION AGREEMENTS

    Effective October 1, 1996, the Company amended its distribution agreement ("BMC Distribution Agreement") with Boston Marketing, a licensed distributor of the Teli manufactured CCD chip which includes the Teli CCU processor. Pursuant to the BMC Distribution Agreement, the Company has the exclusive right (i) to market certain Teli manufactured CCD chip assemblies with CCU processors (model numbers CS6110 S/B with Frame Grabber, CS6110 P S/B with Frame Grabber and the CS6110 S/B without Frame Grabber (each a "Teli Unit" and collectively the "Teli Units")) to the dental market, and (ii) to use the "TeliCam" trademark. The Teli Units are key components of the Company's intraoral digital cameras. The BMC Distribution Agreement has a five-year initial term. The Company has agreed to purchase a minimum of 2,500 Teli Units per year for each of the five years, at an initial price of $750 per Teli Unit. The Boston Marketing Distribution Agreement is terminable by Boston Marketing if the Company fails to meet its annual minimum purchase obligation. The term of the BMC Distribution Agreement may be extended by mutual agreement of the Company and Boston Marketing for an additional five year term.

    On October 10, 1997, the Company entered into an agreement with Suni Imaging Microsystems, Inc. ("Suni") to develop digital x-ray technology for incorporation into systems for the dental market. The Company has obtained exclusive rights to market products to the dental market incorporating certain digital x-ray technology developed by Suni. Suni will retain the rights to developed microchip technology underlying the x-ray system it develops for the Company. The Company will determine whether or not to proceed with the marketing of such products based upon the results of the development.

    Under the agreement with Suni, the Company was required to pay a non refundable fee of $875,000 to Suni to develop technology for a digital x-ray system for the dental market. This non-refundable fee was charged to research and development expense during the year ended December 31, 1997. If the initial prototype developed subsystem is not accepted by the Company, the fee is not refundable to the Company and the Company is under no obligation to pay any additional development fees or financial penalties to Suni. If the initial prototype subsystem is accepted by the Company, upon acceptance of the final prototype subsystem, the Company is obligated to pay an additional development fee xf $375,000. Through December 31, 1998, only the initial portion of the fee ($875,000) has been paid to Suni. The remaining $375,000 is expected to be paid in the first quarter of 1999 upon acceptance of the final prototype developed subsystem. Under the terms of the agreement, the Company will also be required to pay a per unit royalty on each licensed product sold.

    On October 2, 1998, the Company entered into an agreement with Chrysalis Dental, Inc. to acquire the exclusive worldwide license agreement for certain new tooth whitening products ("New Products"). Pursuant to the terms of the agreement the Company is required to pay minimum annual royalties of $150,000 during the term of the agreement. Should the Company fail to make the minimum annual royalty payments after December 31, 2000, the Company shall have the option to convert the exclusive agreement to a non-exclusive agreement and thereafter forego payment of the minimum annual royalties. The Company is also required to pay an earned royalty of 7% on the net sales of the New Products by the Company in excess of the minimum payments, unless within five years of the date of agreement no patents have been filed covering the New Products, then the royalty rate will be reduced to 4%.

13. CAPITAL TRANSACTIONS

    On May 30, 1996, the Company completed the sale of a total of 422,219 shares of its common stock to six foreign investors. Each share was sold at a price of $2.58 per share and, consequently, the Company raised approximately $1,055,000 from the sale, net of related expenses of approximately $34,000.

    On November 27, 1996, the Company raised approximately $1,314,000, net of issuance costs of $285,000, through a private placement of 32 Units to certain accredited investors. Each Unit consisted of a secured promissory note in the principal amount of $50,000 ("Bridge Note") and a warrant to purchase 18,750 shares of Common Stock ("Bridge Warrant") at a purchase price of $2.67 per share. The Notes bore interest at a rate of 10% per annum and the principal and all accrued interest were payable upon the earliest to occur of: (a) May 27, 1998; (b) certain change in control events effecting the Company; (c) a public offering of the Company's securities; or (d) the sale by the Company's Chief Executive Officer of all or substantially all of his holdings of the Common Stock. Upon the happening of certain events the holders of the Notes had the right to convert the outstanding balances of their Notes into shares of the Common Stock at a rate of $2.67 per share. The Warrants were first exercisable on November 27, 1997 and expire on November 27, 2002. As a result of the warrants, these notes were discounted by $259,104, which amount was being amortized over the term of the notes. The Bridge Warrants were converted into 1,600,000 Redeemable Common Stock Purchase Warrants upon closing of the Company's Offering on May 14, 1997.

    On May 14, 1997, the Company closed a secondary offering of 2,070,000 shares of common stock. Each share of common stock included one redeemable warrant to purchase one share of common stock at a purchase price of $5.00. This offering resulted in gross proceeds of $10,350,000 less expenses of approximately $2,075,858 for net proceeds of approximately $8,274,142. In addition, the underwriter to the secondary offering received an option to purchase 180,000 shares of common stock and/or 180,000 warrants at a purchase price of $4.95 per share and $0.55 per warrant. Further, approximately $1,600,000 of the net proceeds were used to repay the principal on the Bridge Notes plus an additional $100,000 was used to pay off accrued interest. The Bridge Notes consisted of secured convertible promissory notes in the aggregate principal amount of $1,600,000 bearing interest at 10% per annum and were payable the earlier of May 27, 1998 or consummation of the offering. The Bridge Warrants were automatically converted at the date of the secondary offering. Approximately $224,000 was used to repay loans from related parties. The remaining net proceeds have or will be used for product development, acquisition, and to repay the remaining loans from related parties, and working capital and general corporate purposes.

    On September 17, 1997, the Company issued 50,000 shares of Common Stock to DMD NV, the Company's licensed exclusive distributor of the TeliCam system in Europe, in exchange for termination of DMD NV's exclusive distribution rights in Europe. The market value of the Common Stock issued was $256,250.

    On March 2, 1998, the Company entered into an agreement with accredited investors and institutional purchasers for the private placement (the "Debt Placement") of its 12% Senior Subordinated Notes due 1999, and 450,000 warrants (the "1998 Warrants"). The Debt Placement was consummated on March 19, 1998. The 1998 Warrants are (i) exercisable commencing on May 15, 1998, and for five years thereafter for the purchase of one share of Common Stock per Warrant; and (ii) at an exercise price of $5.812 per share. The Senior Subordinated Notes (i) bear interest payable semi-annually at a rate of 12% per annum; (ii) mature on the first anniversary of the date of issuance; and (iii) may be repaid by the Company prior to maturity at one hundred and two (102%) percent of the amount of the unpaid principal plus interest due as of the date of repayment. As a result of the warrant issuance, the Senior Subordinated Notes were discounted by $1,620,225, which is being amortized over the term of the Notes. On September 16, 1998, accrued interest of $270,000 was paid to the Note holders in accordance with the Debt Placement agreement. On January 27, 1999, the Company repaid the Senior Subordinated Notes, in full, plus $189,000 of accrued interest.

14. STOCK OPTIONS AND WARRANTS

    In March 1997, the Company's Board of Directors approved the "1997 Stock Incentive Plan." Under the plan, incentive stock options and non-statutory stock options may be granted to employees, directors, and consultants to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant and for a term not to exceed 10 years.

Options for employees generally vest over a period of 5 years. The maximum number of shares authorized for grants of options under the 1997 Stock Incentive Plan at December 31, 1998 is 700,000.

    SFAS No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for the Company's stock based compensation plans. Had compensation costs for the Company's stock option plan (for options granted in the years ended December 31, 1998 and 1997, and in the ten-month period ended December 31, 1996, only) been determined based upon the methodology prescribed under SFAS No. 123, the Company's net (loss) would approximate the pro forma amounts below:

YEAR ENDED DECEMBER 31, 1998:                        AS REPORTED      PRO FORMA
-----------------------------                        -----------      ---------
Net income/(loss).................................. $(1,816,702)    $(2,215,967)
Net income/(loss) per share (basic and diluted).... $      (.35)    $      (.43)

YEAR ENDED DECEMBER 31, 1997:                        AS REPORTED      PRO FORMA
-----------------------------                        -----------      ---------
Net income/(loss).................................. $(2,044,729)    $(2,180,726)
Net income/(loss) per share (basic and diluted).... $      (.47)    $      (.50)

TEN-MONTH PERIOD ENDED DECEMBER 31, 1996:            AS REPORTED      PRO FORMA
-----------------------------------------            -----------      ---------
Net income/(loss)................................   $   137,151     $  (158,129)
Net income/(loss) per share (basic and diluted)..   $       .05     $      (.05)

    The fair value of options granted during 1998, 1997 and 1996 is estimated as $970,215, $1,278,280 and $295,280, respectively, on the dates of grants using the Black-Scholes option pricing model. The following assumptions were used for 1998, 1997 and 1996: (i) risk-free interest rate of 4.82%, 6.33% and 6.85%, respectively (ii) expected option life of 5 years, (iii) forfeiture rate of 0,
(iv) expected volatility of 72.6%, 68.73% and 143%, respectively and (v) no expected dividends.

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996.

    A summary of the status of the Company's stock options as of December 31, 1998, 1997 and 1996, and the changes during the years ended December 31, 1998 and 1997, and the ten-month period ended December 31, 1996, is presented below:

                                                           WEIGHTED       WEIGHTED
                                                            AVERAGE        AVERAGE
                                             NUMBER OF      OPTION       GRANT DATE
                                              SHARES    EXERCISE PRICE   FAIR VALUE
                                             ---------  --------------  ----------
Outstanding at March 2, 1996...............         --      $  --
  Granted..................................    139,943       2.63          $2.11
  Exercised................................         --         --
                                               -------       ----
Options outstanding at December 31, 1996...    139,943       2.63
  Granted..................................    471,691       3.79           2.71
  Canceled.................................       (513)      2.95
  Exercised................................    (10,240)       .88
                                               -------       ----
Options outstanding at December 31, 1997...    600,881       3.63
  Granted..................................    362,950       4.20           2.67
  Canceled.................................    (32,108)      4.85
  Exercised................................    (39,917)      2.93
                                               -------       ----
Options outstanding at December 31, 1998...    891,806       4.15
                                               =======       ====
  Options exercisable at December 31, 1998.    279,367      $3.27
  Options available for future grant.......     54,858


                      OPTIONS OUTSTANDING
                      -------------------------------------------------------------   OPTIONS EXERCISABLE
                                                 WEIGHTED AVERAGE                     ----------------------------------------
        RANGE OF         NUMBER OUTSTANDING AT      REMAINING      WEIGHTED AVERAGE    NUMBER OUTSTANDING    WEIGHTED AVERAGE
     EXERCISE PRICE        DECEMBER 31, 1998    CONTRACTUAL LIFE    EXERCISE PRICE    AT DECEMBER 31, 1998    EXERCISE PRICE
     ------------------ ---------------------- ------------------ ------------------  --------------------------------------
     $0.88 - 2.93               178,357           2.25 years            $2.34                178,717              $2.34
     $4.00 - 4.50               385,950           8.79 years            $4.08                 36,000              $4.50
     $5.00 - 5.875              327,499           8.77 years            $5.22                 64,650              $5.15
                                -------                                                      -------
                                891,806                                                      279,367
                                =======                                                      =======

    The following is a summary of warrants outstanding at December 31, 1998:

          NUMBER OF COMMON
         SHARES UNDER WARRANTS      EXERCISE PRICE     EXPIRATION DATE
         ---------------------      --------------     ---------------
               450,000                  $5.81            May 15, 2003
               180,000                   5.55            May 14, 2002
             2,070,000                   5.00            May 14, 2002
             1,600,000                   5.00          November 27, 2002
             ---------
             4,300,000
             =========

15. INCOME TAXES

    The income tax expense (benefit) for the fiscal years ended December 31, 1998 and 1997, and for the ten-month period ended December 31, 1996 is as follows:

                                             1998         1997        1996
                                             ----         ----        ----
Current:
     Federal....................          $     --    $113,299     $132,570
     State......................             1,600      40,012       36,000
     Foreign....................           128,159          --           --
                                           -------    --------   ----------
                                           129,759     153,311      168,570
Deferred:
     Federal....................                --          --      (67,000)
     State......................                --          --      (23,000)
                                          --------    --------      -------
          Total.................          $129,759    $153,311      $78,570
                                          ========    ========      =======

    The Company's effective tax rate for the fiscal years ended December 31, 1998 and 1997, and for the ten-month period ended December 31, 1996 differs from the statutory federal income tax rate as follows:

                                                           1998         1997        1996
                                                           ----         ----        ----
Tax provision at the statutory rate....................   (34.0)%      (34.0)%      34.0%
Nondeductible expenses.................................      --          2.0        10.0
State taxes, net of federal benefit....................    (7.1)        (6.0)       14.0
Research & development credit..........................      --         (5.0)         --
Establishment of valuation allowance...................      --         52.0          --
Increase  (reduction)  in  deferred  asset  valuation
allowance..............................................    43.2           --       (27.0)
Foreign taxes..........................................     2.3           --          --
Other..................................................     3.3          0.3         5.0
                                                            ---           --         ---
                                                            7.7%         9.3%       36.0%
                                                          ======       ======       =====

    The components of the net deferred taxes are as follows:

                                                        DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                            1998             1997             1996
                                                       -------------    -------------      ---------
Deferred Tax Assets:
  Inventory reserves...........................         $    64,600      $    39,000        $28,300
  Warranty accrual.............................              33,900           33,000         22,600
  Allowance for returns and doubtful accounts..               8,300           20,700         37,900
  Net operating loss carry forwards............           1,625,000        1,029,700             --
  Research and development credits.............             171,800          100,000             --
  Accrued vacation.............................              25,600           24,100             --
  Fixed assets.................................              (7,800)          31,400             --
  Intangible assets............................            (127,000)              --             --
  State tax credits............................            (111,500)              --             --
  Other........................................              81,500           17,100          1,200
  Valuation allowance..........................          (1,764,400)      (1,295,000)            --
                                                        -----------      -----------        -------
                                                        $        --      $        --        $90,000
                                                        ===========      ===========        =======

    As a result of the Company's recent loss history, a valuation allowance has been recorded for the full amount of the Company's deferred tax asset at December 31, 1998.

     The Company has federal tax and state NOL carryforwards of $3,852,000 and $3,742,000, respectively, which begin to expire in 2017 and 2002, respectively.

16. EARNINGS PER SHARE

    The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the years ended December 31, 1998 and 1997, and for the ten-month period ended December 31, 1996:

                                                              INCOME           SHARES         PER-SHARE
                                                           (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                                           -----------     -------------       ------
For the year ended December 31, 1998:
  Basic earnings per share.........................        $(1,816,702)      5,151,614           $(.35)
  Effect of dilutive  securities--stock options and
   warrants........................................                 --              --              --
                                                           -----------       ---------           -----
  Diluted earnings per share.......................        $(1,816,702)      5,151,614           $(.35)
                                                           ===========       =========           =====
For the year ended December 31, 1997:
  Basic earnings per share.........................        $(2,044,729)      4,341,498           $(.47)
  Effect of dilutive securities -- stock options
   and warrants....................................                 --              --              --
                                                           -----------       ---------           -----
  Diluted earnings per share.......................        $(2,044,729)      4,341,498           $(.47)
                                                           ===========       =========           =====
For the ten months ended December 31, 1996:
  Basic earnings per share.........................           $137,151       2,893,298            $.05
  Effect of dilutive securities -- stock options and
   warrants........................................                 --         125,915              --
                                                           -----------       ---------            ----
  Diluted earnings per share.......................           $137,151       3,019,213            $.05
                                                              ========       =========            ====

    The computation for diluted number of shares excludes unexercised stock options and warrants that are anti-dilutive. The number of such shares for the years ending December 31, 1998 and 1997, and for the ten-month period ended December 31, 1996 were 5,372,806, 4,580,881 and 830,395, respectively.

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

19. SEGMENT INFORMATION

    The Company operates in one segment - dental medical equipment which, at December 31, 1998, comprised three main products: TeliCam Systems - an intraoral camera and dental networking system; Apollo 95E tooth whitening and curing system; and other accessories including the Apollo Secret whitening product. Accordingly no separate segment information is provided other than Enterprise Wide disclosures as required by SFAS No. 131.

    The following are sales by product lines for the year ended December 31, 1998:

                                              DECEMBER 31,
                                                  1998
                                              ------------

                 TeliCam                       $6,555,540
                 Apollo 95E                    11,125,629
                 Other                          1,546,629
                                              -----------
                                              $19,227,798
                                              ===========

     Sales for the year ended December 31, 1997 and for the ten-month period ended December 31, 1996 consisted primarily of TeliCam sales.

    The Company ships products from its operations in the US and Europe. The following are sales by its US and European locations for the years ended December 31, 1998 and 1997 and the ten-month period ended December 31, 1996:


                                                                TEN-MONTH PERIOD
                           FOR THE YEAR ENDED DECEMBER 31,           ENDED
                        --------------------------------------    DECEMBER 31,
                                1998            1997                  1996
                                ----            ----                  ----
  Sales by geography:
  United States             $13,182,354      $16,087,208           $11,673,102
  Europe                      6,045,444               --                    --
                            -----------      -----------           -----------
                            $19,227,798      $16,087,208           $11,673,102
                            ===========      ===========           ===========

    The following is long-lived asset information by geographic area as of December 31, 1998 and 1997:

                                       DECEMBER 31,
                           ------------------------------------
                                   1998               1997
                                   ----               ----
Long Lived assets:
United States                    $866,950           $553,119
Europe                            129,990                 --
                                 --------           --------
                                 $996,940           $553,119

19. SUBSEQUENT EVENTS

    On March 1, 1999, DMDS, Ltd. purchased the assets of DMD Germany, an independent company organized under the laws of Germany, for a purchase price consisting of 100,000 shares of the Common Stock of the Company. DMD Germany's sole business was the sale and distribution of the Company's products in Germany. The assets that DMDS, Ltd. purchased include the business (as a going concern), customer lists, goodwill, the benefit of the lease and other contracts with third parties and all other items of whatever nature owned by DMD Germany and used in the conduct of the business of DMD Germany. Under the terms of the agreement, if DMD Germany generates greater than (1) $4 million in revenues, or
(2) Apollo and/or TeleCam unit sales of at least 780 units during the first year under the agreement, the Company shall pay contingent consideration equal to the difference between $1.6 million and the market value of 100,000 shares of Common Stock. The Company also entered into an employment agreement with Ralf Muller, the General Manager of DMD Germany. The Company intends to continue the business of DMD Germany as currently operated. The Company purchased the assets of DMD Germany for the purpose of increasing its revenues and the margins on products sold in Germany.

    On March 1, 1999, DMDS, Ltd. purchased the assets of Midas, Ltd., an independent company organized under the laws of the United Kingdom, for a purchase price consisting of 50,000 shares of the Common Stock of the Company. Midas, Ltd.'s primary business was the sale and distribution of the Company's products in the United Kingdom. The assets that DMDS, Ltd. purchased include the business (as a going concern), customer lists, goodwill, the benefit of the lease and other contracts with third parties and all other items of whatever nature owned by Midas, Ltd. and used in the conduct of the business of Midas, Ltd. The Company also entered into a non-compete agreement with Sostre NV, the entity that has distributed the Company's products for Midas, Ltd. The Company intends to continue the business of Midas, Ltd. substantially as currently operated. The Company purchased the assets of Midas, Ltd. for the purpose of increasing its revenues and the margins on products sold in the UK.

    On March 17, 1999, the Company entered into a manufacturing agreement with Suni under which Suni will assemble, test and package the Company's digital x-ray system incorporating the digital x-ray technology developed by Suni for the Company. The Company is currently working with Suni to produce a digital x-ray system that meets the Company's specifications. While the Company believes that an acceptable device will be manufactured, no assurance can be given that Suni will be able to produce a product which will meet the Company's specifications. Under the agreement, which has a three year term, the Company has guaranteed payment in full for at least 3,000 units per year and has agreed to place orders for at least 750 units per quarter. The Company has also agreed to fulfill all of its requirements for the x-ray product from Suni during the term of the agreement. The Company cannot begin shipping products under this agreement to the market until it receives 510(k) notification. If, and when, 510(k) notification is received, the Company intends to begin introducing the digital x-ray system for sale worldwide.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
-----------------------------------------------------------------------

    None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
--------------------------------------------------------------------------------

     The information required in Item 9, is hereby incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 1999 Annual Meeting of its Stockholders ("Proxy Statement").

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

    The information required in Item 10 is hereby incorporated by reference to the Registrant's Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

    The information required in Item 11 is hereby incorporated by reference to the Registrant's Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

    The information required in Item 12 is hereby incorporated by reference to the Registrant's Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

    (a) EXHIBITS.

EXHIBIT
  NO.                         DOCUMENT DESCRIPTION
-------                       ---------------------

1.1     Form of Underwriting Agreement.(1)

1.2     Form of Underwriter's Purchase Option granted to M.H. Meyerson & Co.,
        Inc. (1)

2.1     Dental/Medical Diagnostic Systems, Inc. 1997 Stock Incentive Plan.(2)

3.1     Amended and Restated Certificate of Incorporation of the Registrant.(2)

3.2     Bylaws of the Registrant.(2)

4.1     Specimen Stock Certificate of the Registrant.(1)

4.2 Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant and form of Warrant Certificate.(3)

10.1 Agency Agreement dated as of October 23, 1996, by and between the Registrant and M.H. Meyerson & Co., Inc.(4)

10.2 Form of Registration Rights Agreement Letter, dated January 31, 1997, from Registrant to those certain purchasers of the Registrant's Common Stock listed on the Schedule thereto.(2)

10.3 Commitment Letter, dated February 13, 1997, from Comerica Bank confirming the existence of a secured line of credit for the Registrant.(2)

10.4 Employment Agreement, dated as of October 1, 1996, entered into by the Registrant and Robert H. Gurevitch.(4)

10.5 Employment Agreement, dated as of October 1, 1996, entered into by the Registrant and Dewey Perrigo.(4)

10.6 Distribution Agreement, dated as of October 1, 1996, between the Registrant and Boston Marketing Company, Ltd., as amended.(2)

10.7 Promissory Note, dated February 1, 1996, between the Registrant and Robert H. Gurevitch.(2)

10.8 Promissory Note, dated February 15, 1996, made by the Registrant in favor of Robert H. Gurevitch.(2)

10.9 Extension of Promissory Note, dated November 5, 1996, between the Registrant and Robert H. Gurevitch.(4)

10.10   Form of Indemnification Agreement and Schedule of Indemnified
        Parties.(3)

10.11 Standard Office Lease, dated October 30, 1995, between John Hancock Mutual Life Insurance Company ("John Hancock") and the Registrant, for Suite 202 at 200 North Westlake Boulevard Office; and Guaranty of Lease, dated November 6, 1995, made by Robert H. Gurevitch in favor of John Hancock.(2)

10.12 Agreement between the Registrant and DMD NV dated as of September 30, 1997.(6)

10.13 Agreement between the Registrant and Suni Imaging Microsystems, Inc. dated October 10, 1997.(7)

10.14 Extension of automatic termination provisions of agreement between the Registrant and Suni Imaging Microsystems, Inc., dated November 11, 1997.(7)

10.15 Purchase Agreement by and among the Registrant and the purchasers named therein with respect to the sale and purchase of an aggregate of $4,500,000 aggregate principal amount of the Registrant's 12% Senior Subordinated Notes due 1999, and Warrants dated as of March 2, 1998. (7)

10.16   Form of 12% Senior Subordinated Note due 1999.(7)

10.17   Form of Common Stock Purchase Warrant.(7)

10.18 Revolving Credit Loan and Security Agreement between the Registrant and Comerica Bank-California, dated as of December 10, 1997.(7)

10.19 Variable Rate-Single Payment Note of the Company in form of Comerica Bank-California, dated as of December, 10, 1997.(7)

10.20 First modification to Variable Rate-Single Payment Note, between the Company and Comerica Bank-California, dated as of December 24, 1997.(7)

10.21 Exclusive License Agreement, by and between the Registrant and Chrysalis Dental, Inc., dated as of October 2, 1998.*

10.22 Agreement for the Sale of the Seller's Business and Assets, by and among the Registrant, Fadi Nahab and DMDS Ltd., dated March 1, 1999.

10.23 Agreement for the Sale of the Seller's Business and Assets, by and among DMD Gmbh, Ralf Muller and DMDS Ltd., dated March 1, 1999.

10.24 Credit Agreement between the Registrant and Imperial Bank, dated January 4, 1999.

10.25 Standard Office Lease, between the Company and Frank F. Parker (with addendum), dated as of August 8, 1997, for 16722 Millikan Avenue, Irvine, CA.

10.26   Second Addendum to Standard Office Lease, between the Company and Frank
        F. Parker, dated July 29, 1998, for 16722 Millikan Avenue, Irvine, CA..

10.27 Suni-DMD Manufacturing, Assembly & Test Services Agreement, by and between Registrant and Suni Imaging Microsystems, Inc., dated as of March 17, 1999.*

21.1    Subsidiaries of the Registrant.

23.1    Consent of PriceWaterhouseCoopers LLP.

24.1    Power of Attorney (included in signature page attached to this Form
        10-K/SB).

27.1    Financial Data Schedule.

----------
 * The Registrant has requested Confidential Treatment of portions of the referenced exhibit.

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

(4) Incorporated by reference to exhibits to the Registrant's Report on Form 10-QSB, dated November 30, 1996.

(5) Incorporated by reference from the Registrant's Report on Form 8-K, dated March 1,1996.

(6) Incorporated by referenced from exhibits to the Registrant's Report on Form 10-QSB dated September 30, 1997.

(7) Incorporated by reference to exhibits to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1997.

(b) REPORTS ON FORM 8-K.

    In the fourth quarter, the Registrant filed no Reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report on Form 10KSB to be signed on its behalf by the undersigned thereunto duly authorized in the City of Los Angeles and State of California on the 29th day of March, 1999.

                                DENTAL/MEDICAL DIAGNOSTIC
                                SYSTEMS, INC.

                                By:       /S/ Robert Gurevitch
                                    -------------------------------------------
                                                 Robert H. Gurevitch
                                          CHAIRMAN AND CHIEF EXECUTIVE OFFICER


    Each person whose signature appears below constitutes and appoints Robert H. Gurevitch, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated:

        SIGNATURE                          TITLE                    DATE

   /S/ Robert Gurevitch            Chairman, Chief Executive
 -----------------------------      Officer, and Director       March 29, 1999
   Robert H. Gurevitch


   /S/ Jack D. Preston                  Director                March 29, 1999
------------------------------
      Jack D. Preston


   /S/ Stephen Ross               Chief Financial Officer,
------------------------------  Principal Accounting Officer    March 29, 1999
      Stephen F. Ross


    /S/ Marvin Kleinberg                Director
---------------------------                                     March 29, 1999
    Marvin H. Kleinberg