Form 10KSB/A
period 1998-12-31
DENTAL MEDICAL DIAGNOSTIC SYSTEMS INC
filed 1999-04-22
CIK 738194

================================================================================
                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                 ----------------

                               Amendment No. 1 To
                                   FORM 10-KSB
                                 ----------------

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

         The Year 2000 issue has an impact on both information technology systems and non-information technology systems, such as its manufacturing systems and physical facilities including, but not limited to, security systems and utilities. We have tested all of our information technology systems and non-information technology systems for Year 2000 readiness. All of our non-information technology systems are Year 2000 compliant. With respect to information technology systems, our strategy is to replace all non-Year 2000 compliant information technology systems by June 30, 1999. As of April 15, 1999, our in-house data network is Year 2000 compliant. Also as of April 15, 1999, eighty percent of our workstations are Year 2000 compliant, with the remainder to be replaced with Year 2000 compliant workstations by June 30, 1999. Although our management believes that its efforts will be successful and the costs will be immaterial to our consolidated financial position and results of operations, it also recognizes that any failure or delay could cause a potential impact.

         The Year 2000 readiness of our customers varies. We are not investigating whether or not our customers are evaluating and/or preparing their own systems to be Year 2000 compliant. These efforts by customers to address Year 2000 issues may affect the demand for certain products and services; however, the impact on our revenue is highly uncertain.

         We have investigated the Year 2000 readiness of our key suppliers. Our direction of this effort is to ensure that there are adequate resources and supplies available to us to minimize any potential business interruptions. Our assessment of our key suppliers is now complete and we have determined that our policy of maintaining an inventory of resources and supplies sufficient to last a minimum of a one to three months will be adequate to minimize almost any potential business interruptions. We believe that our one to three month inventories will allow enough time for our suppliers to remedy Year 2000 problems that may arise in their respective businesses.

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

         If we, our customers or suppliers are unable to resolve any Year 2000 compliance problems in a timely manner, we could face business interruptions or a shutdown, financial loss, regulatory actions, reputational harm and/or legal liability. We anticipate that 100% of our internal systems will be Year 2000 compliant by June 30, 1999 and that we will have adequate resources and supplies available to us to minimize any potential business interruptions that may result from Year 2000 compliance problems suffered by our suppliers. As a result, we have determined that we will not be developing any contingency plans that address a reasonably likely worst case scenario.


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

     Unless specifically exempted by FDA's regulations, we will need to file a 510k submission or PMA application for any new products developed in the future including any using digital x-ray technology. The process of obtaining a clearance or approval can be time-consuming and expensive. Compliance with FDA's regulatory requirements can be burdensome. We don't guarantee that the required regulatory approvals or clearances will be obtained. Any approval or clearance obtained from FDA may include significant limitations on the use of the medical device which is the subject of the approval or clearance. We cannot market a medical device if needed FDA approval or clearance is not granted. Inability to obtain such approval or clearance could result in a delay or suspension of the manufacture and sale of affected medical devices. Any such delay or suspension would have a material adverse effect on our business. In addition, changes in existing regulations or the adoption of new regulations could make regulatory compliance by us more difficult in the future. The failure to obtain the required regulatory clearances or to comply with applicable regulations could result in one or more of the following:

    o     fines;
    o     delays or suspensions of device clearances;
    o     seizure actions;
    o     mandatory needs;
    o     Injunctive Action; and
    o     Criminal Prosecution.

WE DO NOT HAVE CALIFORNIA LICENSING.

     The State of California requires that each facility manufacturing a medical device apply for and obtain from the State's Department of Health Services a Medical Device Manufacturing License. To qualify for the license, a facility must be in compliance with FDA's regulatory requirements. We filed a timely application for this license and in early March of 1999 the DHS conducted an inspection of our manufacturing facility in Irvine, California and found no "reportable observations." We received a list of adjustments and clarifications recommended by the DHS. We filed a response to this list on March 19, 1999 and we expect to receive a California Medical Device Manufacturing License in early April, 1999. We cannot guarantee that DHS will grant our license. We cannot manufacture devices at our facility if the license is not granted. Inability to obtain this license could result in a delay or suspension of the manufacture and sale of our medical devices. Any such delay or suspension would have a material adverse effect on our business.

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


THE YEAR 2000 ISSUE COULD HAVE AN IMPACT ON OUR INFORMATION TECHNOLOGY AND NON-INFORMATION TECHNOLOGY SYSTEMS AS WELL AS THOSE OF OUR SUPPLIERS AND/OR CUSTOMERS, ANY OF WHICH COULD NEGATIVELY AFFECT SALES OF OUR PRODUCTS.

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

         The Year 2000 issue has an impact on both information technology systems and non-information technology systems, such as its manufacturing systems and physical facilities including, but not limited to, security systems and utilities. We have tested all of our information technology systems and non-information technology systems for Year 2000 readiness. All of our non-information technology systems are Year 2000 compliant. With respect to information technology systems, our strategy is to replace all non-Year 2000 compliant information technology systems by June 30, 1999. As of April 15, 1999, our in-house data network is Year 2000 compliant. Also as of April 15, 1999, eighty percent of our workstations are Year 2000 compliant, with the remainder to be replaced with Year 2000 compliant workstations by June 30, 1999. Although our management believes that its efforts will be successful and the costs will be immaterial to our consolidated financial position and results of operations, it also recognizes that any failure or delay could cause a potential impact.

         The Year 2000 readiness of our customers varies. We are not investigating whether or not our customers are evaluating and/or preparing their own systems to be Year 2000 compliant. These efforts by customers to address Year 2000 issues may affect the demand for certain products and services; however, the impact on our revenue is highly uncertain.

         We have investigated the Year 2000 readiness of our key suppliers. Our direction of this effort is to ensure that there are adequate resources and supplies available to us to minimize any potential business interruptions. Our assessment of our key suppliers is now complete and we have determined that our policy of maintaining an inventory of resources and supplies sufficient to last a minimum of a one to three months will be adequate to minimize almost any potential business interruptions. We believe that our one to three month inventories will allow enough time for our suppliers to remedy Year 2000 problems that may arise in their respective businesses.

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

         If we, our customers or suppliers are unable to resolve any Year 2000 compliance problems in a timely manner, we could face business interruptions or a shutdown, financial loss, regulatory actions, reputational harm and/or legal liability. We anticipate that 100% of our internal systems will be Year 2000 compliant by June 30, 1999 and that we will have adequate resources and supplies available to us to minimize any potential business interruptions that may result from Year 2000 compliance problems suffered by our suppliers. As a result, we have determined that we will not be developing any contingency plans that address a reasonably likely worst case scenario.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS


     To the Board of Directors and
     Shareholders of Dental/Medical Diagnostic Systems, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, cash flows and compehensive income (loss) present fairly, in all material respects, the financial position of Dental/Medical Diagnostic Systems, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for the fiscal years ended December 31, 1998 and 1997 and for the ten month period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


     /s/ PricewaterhouseCoopers LLP

     Woodland Hills, CA
     February 5, 1999, except for subsequent events described in Note 19, as to which the date is March 18, 1999.

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

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
              AND FOR THE TEN-MONTH PERIOD ENDED DECEMBER 31, 1996


                                                                                ADDITIONAL                ACCUMULATED
                                                           COMMON STOCK          PAID IN     ACCUMULATED  TRANSLATION
                                                       SHARES       AMOUNT       CAPITAL       DEFICIT     ADJUSTMENT      TOTAL
                                                       ------       ------      ---------      -------    ------------     -----
Balance, March 2, 1996.............................  2,563,318     $ 25,633    $ 1,339,248  $(1,625,213)  $        --   $  (260,332)
  Issuance of common stock for cash,
   net of issuance costs...........................    422,219        4,222      1,050,281           --            --     1,054,503
  Issuance of warrants for cash....................         --           --        259,103           --            --       259,103
  Issuance of stock options to nonemployees........         --           --         47,200           --            --        47,200
  Net income.......................................         --           --             --      137,151            --       137,151
                                                      --------   ----------    -----------   ----------  ------------  ------------
Balance, December 31, 1996.........................  2,985,537       29,855      2,695,832   (1,488,062)           --     1,237,625
  Issuance of common stock for cash,
   net of issuance costs...........................  2,120,000       21,200      8,509,192           --            --     8,530,392
  Exercise of stock options........................     10,240          102          8,910           --            --         9,012
  Amortization of deferred compensation............         --           --         57,850           --            --        57,850
  Net loss.........................................         --           --             --   (2,044,729)           --    (2,044,729)
                                                      --------      -------    -----------   ----------  ------------    ----------
Balance, December 31, 1997.........................  5,115,777       51,157     11,271,784   (3,532,791)           --     7,790,150
  Issuance of common stock for
   distribution rights............................     100,000        1,000        461,500           --            --       462,500
  Issuance of warrants with
   Senior Subordinated Notes......................          --           --      1,619,755           --            --     1,619,755

  Exercise of stock options........................     39,917          399        116,558           --            --       116,957
  Net loss.........................................         --           --             --   (1,816,702)           --    (1,816,702)
  Translation adjustment...........................         --           --             --           --         1,205         1,205
                                                     ---------      -------    -----------  -----------     -----------  -----------
Balance, December 31, 1998.........................  5,255,694      $52,556    $13,469,597   $(5,349,493)   $   1,205  $  8,173,865
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


                                        For the Year Ended         Ten Months
                                           December 31,              Ended
                                 ------------------------------    December 31,
                                       1998            1997           1996
                                       ----            ----           ----
Net income (loss)                  $(1,816,702)   $(2,044,729)   $   137,151
Other comprehensive income:
   Foreign currency  translation
   adjustment                            1,205             --             --
                                   -----------    -----------    -----------
Comprehensive income (loss)        $(1,815,497)   $(2,044,729)   $   137,151
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

    Under the agreement with Suni, the Company was required to pay a non refundable fee of $875,000 to Suni to develop technology for a digital x-ray system for the dental market. This non-refundable fee was charged to research and development expense during the year ended December 31, 1997. If the initial prototype developed subsystem is not accepted by the Company, the fee is not refundable to the Company and the Company is under no obligation to pay any additional development fees or financial penalties to Suni. If the initial prototype subsystem is accepted by the Company, upon acceptance of the final prototype subsystem, the Company is obligated to pay an additional development fee of $375,000. Through December 31, 1998, only the initial portion of the fee ($875,000) has been paid to Suni. The remaining $375,000 is expected to be paid in the first quarter of 1999 upon acceptance of the final prototype developed subsystem. Under the terms of the agreement, the Company will also be required to pay a per unit royalty on each licensed product sold.

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


17. EXTRAORDINARY ITEM AND NON-RECURRING CHARGE


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


18. SEGMENT INFORMATION

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

10.17   Form of Common Stock Purchase Warrant.(7)

10.18 Revolving Credit Loan and Security Agreement between the Registrant and Comerica Bank-California, dated as of December 10, 1997.(7)

10.19 Variable Rate-Single Payment Note of the Company in form of Comerica Bank-California, dated as of December, 10, 1997.(7)

10.20 First modification to Variable Rate-Single Payment Note, between the Company and Comerica Bank-California, dated as of December 24, 1997.(7)

10.21 Exclusive License Agreement, by and between the Registrant and Chrysalis Dental, Inc., dated as of October 2, 1998.(8)

10.22 Agreement for the Sale of the Seller's Business and Assets, by and among the Registrant, Fadi Nahab and DMDS Ltd., dated March 1, 1999.(8)

10.23 Agreement for the Sale of the Seller's Business and Assets, by and among DMD Gmbh, Ralf Muller and DMDS Ltd., dated March 1, 1999.(8)

10.24 Credit Agreement between the Registrant and Imperial Bank, dated January 4, 1999.(8)

10.25 Standard Office Lease, between the Company and Frank F. Parker (with addendum), dated as of August 8, 1997, for 16722 Millikan Avenue, Irvine, CA.(8)

10.26   Second Addendum to Standard Office Lease, between the Company and Frank
        F. Parker, dated July 29, 1998, for 16722 Millikan Avenue, Irvine, CA.
        (8)

10.27 Suni-DMD Manufacturing, Assembly & Test Services Agreement, by and between Registrant and Suni Imaging Microsystems, Inc., dated as of March 17, 1999.(8)

21.1    Subsidiaries of the Registrant.(8)

23.1    Consent of PriceWaterhouseCoopers LLP.

24.1 Power of Attorney (included in signature page attached to the Form 10-K/SB).(8)

27.1    Financial Data Schedule.(8)

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

(8) Incorporated by reference to exhibits to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998, filed on March 31, 1999.


(b) REPORTS ON FORM 8-K.

    In the fourth quarter, the Registrant filed no Reports on Form 8-K.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Report on Form 10KSB to be signed on its behalf by the undersigned thereunto duly authorized in the City of Los Angeles and State of California on the 19th day of April, 1999.

                                DENTAL/MEDICAL DIAGNOSTIC
                                SYSTEMS, INC.

                                By:    /S/ Robert Gurevitch
                                    -------------------------------------------
                                                 Robert H. Gurevitch
                                          CHAIRMAN AND CHIEF EXECUTIVE OFFICER


    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated:

        SIGNATURE                          TITLE                    DATE

   /S/ Robert H. Gurevitch          Chairman, Chief Executive
 -----------------------------      Officer, and Director        April 19, 1999
   Robert H. Gurevitch


            *                           Director                 April 19, 1999
------------------------------
      Jack D. Preston


            *                     Chief Financial Officer,
------------------------------  Principal Accounting Officer     April 19, 1999
      Stephen F. Ross


            *                           Director
------------------------------                                   April 19, 1999
    Marvin H. Kleinberg


*By  /S/ ROBERT H. GUREVITCH
------------------------------
    Robert H. Gurevitch
    his Attorney-In-Fact