Form 10KSB/A
period 1998-12-31
DENTAL MEDICAL DIAGNOSTIC SYSTEMS INC
filed 1999-05-07
CIK 738194

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                               Amendment No. 2 To

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
                            ===========      ===========           ===========

    The following is long-lived asset information by geographic area as of December 31, 1998 and 1997:

                                       DECEMBER 31,
                           ------------------------------------
                                   1998               1997
                                   ----               ----
Long Lived assets:
United States                    $866,950           $553,119
Europe                            129,990                 --
                                 --------           --------
                                 $996,940           $553,119
                                 ========           ========

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

10.27 Suni-DMD Manufacturing, Assembly & Test Services Agreement, by and between Registrant and Suni Imaging Microsystems, Inc., dated as of March 17, 1999.(8)*

21.1    Subsidiaries of the Registrant.(8)

23.1    Consent of PriceWaterhouseCoopers LLP.

24.1 Power of Attorney (included in signature page attached to the Form 10-K/SB).(8)

27.1    Financial Data Schedule.(8)

----------

* Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to rule 24b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended.

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Report on Form 10KSB to be signed on its behalf by the undersigned thereunto duly authorized in the City of Los Angeles and State of California on the 7th day of May, 1999.


                                DENTAL/MEDICAL DIAGNOSTIC
                                SYSTEMS, INC.

                                By:    /S/ Robert Gurevitch
                                    -------------------------------------------
                                                 Robert H. Gurevitch
                                          CHAIRMAN AND CHIEF EXECUTIVE OFFICER


    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated:

        SIGNATURE                          TITLE                    DATE

   /S/ Robert H. Gurevitch          Chairman, Chief Executive
 -----------------------------      Officer, and Director        May 7, 1999
   Robert H. Gurevitch


            *                           Director                 May 7, 1999
------------------------------
      Jack D. Preston


            *                     Chief Financial Officer,
------------------------------  Principal Accounting Officer     May 7, 1999
      Stephen F. Ross


            *                           Director
------------------------------                                   May 7, 1999
    Marvin H. Kleinberg


*By  /S/ ROBERT H. GUREVITCH
------------------------------
    Robert H. Gurevitch
    his Attorney-In-Fact