Form 10QSB
period 1999-03-31
DENTAL MEDICAL DIAGNOSTIC SYSTEMS INC
filed 1999-05-14
CIK 738194

The SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

       FORM 10-QSB MARK ONE:

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended March 31, 1999

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of registrant's common stock outstanding as of May 13, 1999:
5,439,561

Transitional Small Business Disclosure Format    Yes [ ]   No [X]

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                 March 31, 1999

PART I - FINANCIAL INFORMATION                                              PAGE

     Item 1. Interim Condensed Consolidated Financial Statements
             (Unaudited)

          Condensed Consolidated Balance Sheet-March 31, 1999                 3

          Condensed Consolidated Statements of Operations                     4
          Three Month Periods Ended March 31, 1999 and 1998

          Condensed Consolidated Statements of Cash Flows                     5
          Three Month Periods Ended March 31, 1999 and 1998

          Consolidated Statements of Comprehensive Income                     6
          Three Month Periods Ended March 31, 1999 and 1998

          Notes to Interim Condensed Consolidated Financial Statements        7


     Item 2. Management's Discussion and Analysis or Plan of Operation       11


PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                               18
     Item 2. Changes in Securities and Use of Proceeds                       18
     Item 3. Defaults in Senior Securities                                   19
     Item 4. Submission of Matters to Vote of Security Holders               19
     Item 5. Other Information                                               19
     Item 6. Exhibits and Reports on Form 8-K                                19

             (a) Exhibits                                                    19
             (b) Reports on Form 8-K                                         19

     Signatures                                                              20

PART I - FINANCIAL INFORMATION

   ITEM 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 1999
                                   (Unaudited)

                   ASSETS
Current assets:
  Cash and cash equivalents ...................................    $  3,544,795
  Accounts receivable, net ....................................       3,880,829
  Inventories .................................................       6,423,330
  Prepaid expenses and other current assets ...................       2,022,671
                                                                   ------------
       Total current assets ...................................      15,871,625

Property and equipment, net of accumulated depreciation .......       1,166,577
Intangible assets, net of accumulated amortization ............       2,441,956
Loans to related parties ......................................          70,000
Other assets ..................................................         104,831
                                                                   ------------
       Total assets ...........................................    $ 19,654,989
                                                                   ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations ................    $     22,440
  Current portion of long-term debt ...........................         273,541
  Borrowings under revolving line of credit ...................       2,234,000
  Accounts payable ............................................       2,572,420
  Accrued liabilities .........................................       1,217,053
  Customer deposits ...........................................          66,847
                                                                   ------------
       Total current liabilities ..............................       6,386,301
Long-term debt ................................................       2,764,769
Capital lease obligations .....................................          17,553
                                                                   ------------
Total liabilities .............................................       9,168,623
                                                                   ============
Commitments and contingencies

                    STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share;
    1,000,000 shares authorized, none issued and
    outstanding ...............................................            --
Common stock, par value $.01
     per share; 20,000,000 shares authorized:
     5,435,694 shares issued and outstanding ..................          54,356
Paid in capital ...............................................      14,749,672
Accumulated deficit ...........................................      (4,189,716)
Accumulated translation adjustment ............................        (127,946)
                                                                   ------------
Total stockholders' equity ....................................      10,486,366
                                                                   ------------
Total liabilities and stockholders' equity ....................    $ 19,654,989
                                                                   ============


     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                 1999             1998
                                                             ------------    ------------
Net sales ................................................   $ 10,214,485    $  2,110,531
Cost of sales ............................................      4,912,475       1,550,089
                                                             ------------    ------------

  Gross profit ...........................................      5,302,010         560,442
Selling, general and administrative expenses .............      3,390,083       1,729,619
Research and development expenses ........................        142,580         142,387
                                                             ------------    ------------
  Operating income (loss) ................................      1,769,347      (1,311,564)
Interest income ..........................................        (31,558)        (44,273)
Interest expense .........................................        505,532          83,793
Amortization of debt issuance costs ......................         64,516          10,484
                                                             ------------    ------------
Income (loss) before income taxes ........................      1,230,857      (1,361,568)
Provision for income taxes ...............................         71,080               -
                                                             ------------    ------------
 Net income (loss) .......................................   $  1,159,777    $ (1,361,568)
                                                             ============    ============

Earnings (loss) per share:
   Basic .................................................   $        .22    $       (.27)
   Diluted ...............................................   $        .17    $       (.27)

Weighted average number of shares:
   Basic .................................................      5,321,027       5,115,777
   Diluted ...............................................      7,026,970       5,115,777


     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                  1999           1998
                                                              -----------    -----------
Cash flows from operating activities:
Net income (loss) .........................................   $ 1,159,777    $(1,361,568)
Adjustments  to reconcile net income (loss)
to net cash used by operating activities:
  Depreciation and amortization ...........................       137,243        111,248
  Amortization of debt discount ...........................       348,434         10,484
Changes in operating assets and liabilities:
  Accounts receivable .....................................      (782,160)       741,548
  Inventories .............................................      (887,453)      (236,444)
  Prepaid expenses and other ..............................      (636,870)      (284,531)
  Other assets ............................................      (125,712)      (545,700)
  Accounts payable ........................................       173,165       (387,069)
  Accrued liabilities and income taxes ....................       (25,321)      (508,461)
  Customer deposits .......................................         6,014         10,066
                                                              -----------    -----------
Net cash used by operating activities .....................      (632,883)    (2,450,427)
                                                              -----------    -----------
Cash flows from investing activities:
  Purchase of property and equipment ......................      (163,763)       (70,625)
                                                              -----------    -----------
Net cash used in investing activities .....................      (163,763)       (70,625)
                                                              -----------    -----------
Cash flows from financing activities:
   Borrowings from revolving line of credit ...............     2,234,000           --
  Net proceeds from issuance of notes payable .............     2,953,890      4,467,686
  Repayment of notes payable ..............................    (4,881,714)          --
  Repayments on borrowings to related parties .............          --          (21,572)
  Principal payments on capital lease obligations .........        (5,382)        (1,897)
  Increase in other long term liabilities .................          --              448
  Issuance of common stock through exercise of options ....       138,125           --
                                                              -----------    -----------
Net cash provided by financing activities .................       438,919      4,444,665
                                                              -----------    -----------
Net increase (decrease) in cash and  cash equivalents .....      (357,727)     1,923,613
Effect of exchange rate changes on cash and cash
equivalents ...............................................       (38,783)          --
Cash and cash equivalents, beginning of period ............     3,941,305      3,981,062
                                                              -----------    -----------
Cash and cash equivalents, end of period ..................   $ 3,544,795    $ 5,904,675
                                                              ===========    ===========
Non-cash investing and financing activities:
Acquisitions of businesses
  Issuance of common stock ................................   $ 1,143,750           --
  Forgiveness of receivables ..............................       592,497           --

Supplemental cash flow information:

Interest paid .............................................   $    69,073    $     5,924
Income taxes paid .........................................          --            9,000

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                    1999           1998
                                                -----------    -----------
Net income (loss) ........................      $ 1,159,777    $(1,361,568)
Other comprehensive income:
  Foreign currency translation adjustment          (129,151)            --
Comprehensive income (loss) ..............      $ 1,030,626    $(1,361,568)
                                                ===========    ===========


          The accompanying notes are an integral part of these interim consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 1999


1.   General

     The accompanying unaudited interim condensed consolidated financial statements include the accounts of Dental/Medical Diagnostic Systems, Inc. and Subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the period ended December 31, 1998.


2.   Summary of Significant Accounting Policies

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

     For the three-month periods ended March 31, 1999 and 1998, international customers accounted for 54% and 21% of sales, respectively. At March 31, 1999 and 1998, international customers accounted for approximately 78% and 51% of trade accounts receivable, respectively. For the three month period ended March 31, 1999 there was one customer who accounted for more than 10% of revenues. There were no customers that accounted for more than 10% of revenues for the three months ended March 31, 1998. Five customers accounted for 49% of the Company's accounts receivable at March 31, 1999.

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

     The Company has derived substantially all of its revenues from the sales of two product families. The Company believes that the inability to attract new customers, the loss of one or more of its major customers, a significant reduction in business from such customers, or the uncollectibility of amounts due from any of its larger customers, could have a material adverse affect on the Company.



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

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for the quarters ended March 31, 1999 and 1998:

                                                            MARCH 31, 1999   MARCH 31, 1998
          Numerator:
          Basic and diluted income available to common
            stockholders:
          Net income (loss) .............................   $1,159,777       $(1,361,568)
                                                            ==========       ===========
          Denominator:
            Basic weighted average shares ...............    5,321,027         5,115,777

          Effect of dilutive securities:
            Stock options and warrants ..................    1,705,943                 -
                                                            ----------       -----------
          Diluted weighted average shares ...............    7,026,970         5,115,777
                                                            ==========       ===========

     Common shares related to stock options and stock warrants that are antidilutive amounted to approximately 33,000 and 5,026,987 for the three-month periods ended March 31, 1999 and 1998, respectively.


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

     No tax effect has been allocated to the foreign currency translation adjustment for the periods presented.

     The following is a reconciliation of accumulated other comprehensive income balance for the three months ended March 31, 1999:


             Beginning balance ....................      $   1,205
             Current period change ................       (129,151)
                                                         ---------
             Ending balance ......................       $(127,946)
                                                         =========


3.   Related Party Transactions

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

4.   Inventories

     Inventories consisted of the following at March 31, 1999:


                              Raw materials ...........    $3,138,858
                              Work in process .........       611,375
                              Finished goods ...........    2,673,097
                                                           ----------
                                                           $6,423,330
                                                           ==========

5.   Capital Transactions

     On March 2, 1998, the Company entered into an agreement with accredited investors and institutional purchasers for the private placement (the "Debt Placement") of its 12% Senior Subordinated Notes due 1999 (the "Notes") and 450,000 warrants (the "1998 Warrants"). The Debt Placement was consummated on March 19, 1998. The 1998 Warrants are (i) exercisable commencing on May 15, 1998, and for five years thereafter for the purchase of one share of Common Stock per Warrant; and (ii) at an exercise price of $5.812 per share. The Notes (i) bear interest payable semi-annually at a rate of 12% per annum; (ii) mature on the first anniversary of the date of issuance; and (iii) may be repaid by the Company prior to maturity at one hundred and two (102%) percent of the amount of the unpaid principal plus interest due as of the date of repayment. As a result of the warrant issuance, the Senior Subordinated Notes were discounted by $1,620,225, which is being amortized over the term of the Notes. On September 16, 1998, accrued interest of $270,000 was paid to the Note holders in accordance with the Debt Placement agreement. On January 27, 1999, the Company repaid the Senior Subordinated Notes, in full, plus $189,000 of accrued interest. As a result, the remaining unamortized debt discount of $348,434 was written-off in the period ended March 31, 1999.

6.   Other

     On March 1, 1999, DMDS, Ltd. purchased the assets of DMD Germany, an independent company organized under the laws of Germany, for a purchase price consisting of 100,000 shares of the common stock of the Company and forgave receivables of $362,041. DMD Germany's sole business was the sale and distribution of the Company's products in Germany. The assets that DMDS, Ltd. purchased include the business (as a going concern), customer lists, goodwill, the benefit of the lease and other contracts with third parties and all other items of whatever nature owned by DMD Germany and used in the conduct of the business of DMD Germany. Under the terms of the agreement, if DMD Germany generates greater than (1) $4 million in revenues, or (2) Apollo and/or TeleCam unit sales of at least 780 units during the first year under the agreement, the Company shall pay contingent consideration equal to the difference between $1.6 million and the market value of 100,000 shares of common stock. The Company also entered into an employment agreement with Ralf Muller, the General Manager of DMD Germany. The Company intends to continue the business of DMD Germany as currently operated. The Company purchased the assets of DMD Germany for the purpose of increasing its revenues and the margins on products sold in Germany.

     On March 1, 1999, DMDS, Ltd. purchased the assets of Midas, Ltd., an independent company organized under the laws of the United Kingdom, for a purchase price consisting of 50,000 shares of the common stock of the Company and forgave receivables of $230,456. Midas, Ltd.'s primary business was the sale and distribution of the Company's products in the United Kingdom. The assets that DMDS, Ltd. purchased include the business (as a going concern), customer lists, goodwill, the benefit of the lease and other contracts with third parties and all other items of whatever nature owned by Midas, Ltd. and used in the conduct of the business of Midas, Ltd. The Company also entered into a non-compete agreement with Sostre NV, the entity that has distributed the Company's products for Midas, Ltd. The Company intends to continue the business of Midas, Ltd. substantially as currently operated. The Company purchased the assets of Midas, Ltd. for the purpose of increasing its revenues and the margins on products sold in the UK.

     No proforma finanacial information has been presented for these two acquisitions as they are immaterial to the consolidated financial statements of the Company.

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


8.   Segment Information

     The Company operates in one segment - dental medical equipment which, at March 31, 1999, comprised three main products: TeliCam Systems - an intraoral camera and dental networking system; Apollo 95E tooth whitening and curing system; and other accessories including the Apollo Secret whitening product. Accordingly no separate segment information is provided other than Enterprise Wide disclosures as required by SFAS No. 131.

     The following are sales by product lines for the three-month periods ended March 31, 1999 and 1998:

                                                     1999              1998
                                                 -----------       ----------
         TeliCam ..........................      $ 1,600,903       $1,615,769
         Apollo 95E .......................        8,324,448          298,134
         Other ............................          289,134          196,628
                                                 -----------       ----------
                                                 $10,214,485       $2,110,531
                                                 ===========       ==========

     The Company ships products from its operations in the US and Europe. The following are sales by its US and European locations for the three months ended March 31, 1999 and 1998:

                                                     1999             1998
                                                 -----------       ----------
         Sales by geography:
         United States ....................       $7,231,348       $1,812,381
         Europe ...........................        2,983,137          298,150
                                                 -----------       ----------
                                                 $10,214,485       $2,110,531
                                                 ===========       ==========

       The following is long-lived asset information by geographic area as of March 31, 1999 and 1998:

                                                           March 31,
                                                  ---------------------------
                                                      1999              1998
                                                  ----------         --------
         Long Lived assets:
         United States                              $939,263         $572,222
         Europe                                      227,314                -
                                                  ----------         --------
                                                  $1,166,577         $572,222
                                                  ==========         ========

Item 2. - Management's Discussion and Analysis or Plan of Operation

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND NOTES THERETO INCORPORATED ELSEWHERE IN THIS FORM 10QSB.

INTRODUCTION

     We design, develop, manufacture and sell high technology dental equipment and related consumables. Our highest grossing product is the tooth curing and whitening device known as the "Apollo 95E." We also market and sell a line of whitening products known as "Apollo Secret" for use in conjunction with the Apollo 95E, and in the second quarter of 1999 intend to introduce a line of composite resin materials known as "ASAP - Accelerated Solutions for Aesthetic Procedures," also for use in conjunction with the Apollo 95E. In addition, we continue to manufacture and sell intraoral camera systems, known as the "TeliCam II System," and "TeliCam Elite," and a multi-operatory intraoral camera system, known as the InTELInet, for use in connection with the TeliCam II System and TeliCam Elite

     From early 1996 to mid 1998, we were primarily involved in designing, developing, manufacturing, and marketing the TeliCam Systems. The first shipments to customers of the TeliCam System commenced in early February 1996.

     On October 2, 1997, we purchased the assets of S.E.D. Gerant, a company organized under the laws of France. Among the acquired assets was a patent for S.E.D.'s "Biotron" curing and whitening device products. From this technology, wedeveloped the "Apollo 95E" a unique, visible-light curing instrument which is designed for two different applications: the hardening of tooth-colored dental composite materials in three seconds or less and for single appointment, in-office tooth whitening in less than forty minutes. This plasma-arc lamp uses a high-frequency electrical field to generate plasma energy, which is ideal for the fast-curing (hardening) of photosensitive composites. The Apollo 95E also produces light and heat which, when used in conjunction with the Apollo Secret whitening materials, activates the whitening chemicals in the Apollo Secret. The result of this activation is dramatic whitening of discolored teeth. The rapid performance of the Apollo 95E in both hardening composite materials and whitening teeth enables an average dental practice to save about 5 to 8 hours per month of a dentists examination time.

     The Apollo 95E was introduced into markets outside of the US and Canada in March 1998, and in the US and Canadian markets in August 1998, and accounted for $8,324,448 in revenues in the first three months of 1999, as compared to $298,134 for the same period in 1998. However, revenues attributed to the TeliCam intraoral cameras declined slightly to $1,600,903 for the three month period ended March 31, 1999 as compared to $1,615,769 for the same period in 1998. While we expect that the trend of increasing revenues each fiscal quarter attributable to the Apollo 95E to continue for the near future, we also expect the trend in the decline in sales of our TeliCam intraoral cameras to continue and therefore to at least partially offset the increased revenues realized on the Apollo 95E.


RESULTS OF OPERATIONS

     We derive our revenues primarily from the sale of three product lines:
TeliCam intra-oral camera systems, Apollo 95E curing and whitening devices, and Apollo Secret tooth whitening chemicals for use in conjunction with the Apollo 95E, which began shipping in the fourth quarter of 1998. Through March 31, 1999, revenues from Apollo Secret have been immaterial.


     Revenues by product line for the three month periods ended March 31, 1999 and 1998, are reflected in the following table:


                                 FOR THE THREE-MONTH PERIODS ENDED MARCH 31,
                               ----------------------------------------------
                                  1999            %         1998         %
                               -----------      ----     ----------     ----
     Apollo 95E ...........    $ 8,324,448       81%     $  298,134     14%

     TeliCam ..............      1,600,903       16%      1,615,769     77%

     Other ................        289,134        3%        196,628      9%

                               $10,214,485      100%     $2,110,531    100%
                               ===========      ====     ==========    ====

     NET SALES. Net sales for the three-month periods ended March 31, 1999 and 1998, were $10,214,485 and $2,110,531 respectively. We had operating income of $1,769,347 for the three-month period ended March 31, 1999, while incurring an operating loss of $1,311,564 for the three-month period ended March 31, 1998.

     Net sales for the three-month period ended March 31, 1999 increased approximately 384% from the three-month period ended March 31, 1998. Sales were comprised primarily of TeliCam Systems for the three-month period ended March 31, 1998, whereas sales for the three-month period ended March 31, 1999 were comprised primarily of the Apollo 95E, which began shipping in Europe during the first quarter of 1998 and in the United States during the third quarter of 1998. Comparing product line sales in dollars for the three-month period ended March 31, 1998 to the three-month period ended March 31, 1999, Apollo sales increased $8,026,298 while Telecam sales decreased $14,866. TeliCam sales both domestically and internationally have declined as a result of weaker demand and increased competition as the market for intraoral cameras matured. We expect the decline in TeliCam sales to continue into the future. No assurance can be given that the Apollo 95E sales will continue to offset the reduced TeliCam sales in the future.

     COST OF SALES. Cost of sales for the three-month periods ended March 31, 1999 and March 31, 1998, were $4,912,475, or 48% of net sales, and $1,550,089, or 73% of net sales, respectively. Cost of sales as a percentage of net sales decreased from 1998 to 1999 primarily due to more favorable margins on the Apollo 95E, which represented 81% of net sales for the three-month period ended March 31, 1999, as opposed to 14% for the three-month period ended March 31, 1998, offset by the increased cost of sales (63% for the three-month period ended March 31, 1999 as compared to 60% for the three-month period ended March 31, 1998) as a percentage of sales resulting from the reduced selling price of its TeliCams effective in the first quarter of 1999 in response to the pressure of competition in the marketplace as well as the fact that the Apollo 95E was not available domestically in the first quarter of 1998. While the more favorable margins on the Apollo 95E have helped to decrease the cost of sales as a percentage of net sales, we expect that margins on the sale of the TeliCams will continue to shrink, and thus the cost of sales of the TeliCams as a percentage of net sales of the TeliCams will increase in the future.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $3,390,083, or 33% of net sales, and $1,729,619, or 82% of net sales, for the three-month periods ended March 31, 1999 and 1998, respectively. The absolute dollar increases in this expense category from year to year are primarily attributed to a combination of increased sales commissions resulting from increased sales volumes ($550,000), increased salaries ($391,000), and increased marketing costs ($139,000) resulting from enhanced marketing efforts. The decrease in selling, general and administrative expenses as a percentage of net sales from 1998 to 1999 can be attributed to the substantial increase in net sales. These expenses are expected to continue to increase on an absolute dollar basis as sales volumes increase and additional marketing costs are incurred for the introduction of the new products.

     RESEARCH AND DEVELOPMENT. Research and development expenses totaled $142,580, or 1% of net sales, and $142,387, or 7% of net sales, for the three-month periods ended March 31, 1999 and 1998, respectively. Spending in this category remained substantially constant. We expect research and development expenses to increase in future periods, as we continue to pursue the development of new technologies.


     INTEREST INCOME. Interest income totaled $31,558, and $44,273 for the quarters ended March 31, 1999 and 1998. This income is primarily attributable to the interest earned by investing available cash in a short-term management account through Imperial Bank.

     INTEREST EXPENSE. Interest expense totaled $505,532, and $83,793 for the three-month periods ended March 31, 1999 and 1998, respectively. This expense category includes interest paid on capital lease obligations, on bridge notes, on notes payable to related parties, and on our senior subordinated notes. The substantial increase in the three-month period ended March 31, 1999 is primarily due to the accrued interest and the amortization of the remaining unamortized debt discount on the $4.5 million of senior subordinated notes, which was repaid in January 1999 with proceeds from the new credit facility with Imperial Bank.

     Amortization of debt issuance cost totaled $64,516 and $10,484 for the three-month periods ended March 31, 1999 and 1998, respectively. This represents the amortization of the issuance costs incurred in connection with the 12% Senior Subordinated Notes issued in March 1998. These costs were amortized over the term of the Notes, with the remaining unamortized costs written-off in January 1999 when we repaid the Senior Subordinated Notes out of the proceeds of our new credit facility with Imperial Bank.

     NET INCOME (LOSS). Net income for the three-month period ended March 31, 1999 totaled $1,159,777 or $0.22 per share. Net loss for the three-month period ended March 31, 1998 totaled $1,361,568, or $0.27 per share.

CAPITAL RESOURCES AND LIQUIDITY

     For the three-month period ended March 31, 1999, we used net cash of $632,883 in operations. Accounts receivable increased from $3,757,865 at the prior year end to $3,880,829 at March 31, 1999, primarily as a result of the increase in sales during the three-month period ended March 31, 1999. Accounts payable and accrued liabilities totaling $3,789,473 at March 31, 1999 increased from $3,653,831 at the prior year end primarily due to increased inventory purchases. Inventory levels increased approximately $860,000 to accommodate the increased sales volume generated by the Apollo 95E.

     Capital expenditures for the three-month period ended March 31, 1999 were approximately $164,000, with approximately $74,000 spent for the purchase of furniture and fixtures and approximately $60,000 spent for computer equipment. Cash and cash equivalents on hand at the end of the period were $3,544,795.

     On January 4, 1999, we replaced our credit agreements with our previous lender, Comerica, with a $6,950,000 facility with Imperial Bank. The Imperial facility comprises a $2,500,000 fixed rate non-revolving line of credit due May 31, 2000; a $4,000,000 variable rate revolving line of credit due May 31, 2000; and a $450,000 variable interest rate loan repayable in 16 monthly installments. The facilities are collateralized by our assets. Weintend to use the credit facilities, when needed, for working capital, capital expenditures and general corporate purposes. On January 21, 1999, we borrowed against the Imperial facility to repay the balance owing on the Comerica capital credit line of $343,890 plus accrued interest of $1,120. On January 25, 1999, we borrowed against the Imperial facility to repay the $4,500,000 12% Senior Subordinated Notes plus accrued interest of $189,000. At March 31, 1999, $5,150,066 was outstanding under the Imperial facility.

As of the end of March 1999, the expenditures for continued research and development for products incorporating digital x-ray technology (including the additional development fee due to Suni upon acceptance by us of the final prototype subsystem), the minimum purchase obligations under the distribution agreement with Boston Marketing, the minimum purchase obligations under the manufacturing agreement with Suni Microsystems, and the minimum purchase obligations under the Exclusive License Agreement with Chrysalis Dental are the only significant future commitments which will be financed by cash from continuing operations and the proceeds of the Imperial credit facility. In addition, we have filed a registration statement with the SEC for a secondary public offering of our common stock. We believe that the net proceeds from our secondary offering, together with our Imperial facility and our existing cash and cash equivalents and cash from operations, will be sufficient to meet our cash requirements for at least the next twelve months. However, we cannot guarantee that the secondary offering will be successful and if the secondary offering is not closed, we will explore other alternatives to fulfill our financing requirements. No assurance can be given that additional financing will be available when needed or that, if available, it will be on terms favorable to us.


FLUCTUATIONS IN QUARTERLY RESULTS

     Our business is subject to certain quarterly influences. Net sales and operating profit are generally higher in the fourth quarter due to the purchasing patterns of dentists in the United States and are generally lower in the first quarter due primarily to the effect upon demand or increased purchases in the prior quarter. We also expect that our business will experience lower sales in the summer months as a consequence of holiday vacations and a lesser number of trade shows.

     Quarterly results may be adversely affected in the future by a variety of other factors, including the possible costs of obtaining capital, as well as the release of new products and promotions taking place within the quarter. The Company plans to continue to fund research and development and to increase working capital requirements for the new products. Also, the expenses of the Company are to a large extent fixed and not susceptible to rapid reduction. To the extent that such expenses precede or are not subsequently followed by increased revenues, our business, operating results and financial condition will be adversely affected.

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

     The Year 2000 issue has an impact on both information technology systems and non-information technology systems, such as manufacturing systems and physical facilities including, but not limited to, security systems and utilities. We have tested all of our information technology systems and non-information technology systems for Year 2000 readiness. All of our non-information technology systems are Year 2000 compliant. With respect to information technology systems, our strategy is to replace all non-Year 2000 compliant information technology systems by June 30, 1999. As of May 5, 1999, our in-house data network is Year 2000 compliant. Also as of May 5, 1999, ninety percent of our workstations are Year 2000 compliant, with the remainder to be replaced with Year 2000 compliant workstations by June 30, 1999. Although our management believes that its efforts will be successful and the costs will be immaterial to our consolidated financial position and results of operations, it also recognizes that any failure or delay could cause a potential impact.

     The Year 2000 readiness of our customers varies. We are not investigating whether or not our customers are evaluating and/or preparing their own systems to be Year 2000 compliant. These efforts by customers to address Year 2000 issues may affect the demand for certain products and services; however, the impact on our revenue is highly uncertain.

     We have investigated the Year 2000 readiness of our key suppliers. Our direction of this effort is to ensure that there are adequate components and supplies available to us to minimize any potential business interruptions. Our assessment of our key suppliers is now complete and we have determined that our policy of maintaining an inventory of components and supplies sufficient to last a minimum of a one to three months will be adequate to minimize almost any potential business interruptions. We believe that our one to three month inventories will allow enough time for our suppliers to remedy Year 2000 problems that may arise in their respective businesses.

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

     If we, our customers or suppliers are unable to resolve any Year 2000 compliance problems in a timely manner, we could face business interruptions or a shutdown, financial loss, regulatory actions, reputational harm and/or legal liability. We anticipate that all of our internal systems will be Year 2000 compliant by June 30, 1999 and that we will have adequate components and supplies in our inventories to minimize any potential business interruptions that may result from Year 2000 compliance problems suffered by our suppliers. As a result, we have determined that we will not be developing any contingency plans that address a reasonably likely worst case scenario.

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

WE HAVE A HISTORY OF LOSSES AND ACCUMULATED DEFICIT AND THIS TREND OF LOSSES MAY CONTINUE IN THE FUTURE.

     For the period from October 23, 1995 to March 2, 1996 we had a net loss of $1,625,213. For the fiscal year ended December 31, 1997 we had a net loss of $2,044,729 and for the fiscal year ended December 31, 1998 we had a net loss of $1,816,702. For the three-month period ended March 31, 1998, we incurred a net loss of $1,361,568, while for the three-month period ended March 31, 1999 we had net income of $1,159,777. At March 31, 1999, our accumulated deficit was $4,189,716. Our ability to obtain and sustain profitability will depend, in part, upon the successful marketing of our existing products and the successful and timely introduction of new products. Although the Company was profitable in the quarter ended March 31, 1999, there can be no assurance that the Company will continue to be profitable.

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


ONE OF OUR PRIMARY PRODUCTS HAS HAD A SIGNIFICANT DECLINE IN SALES AND IF THIS DECLINE CONTINUES WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY.

     The TeliCam systems, together with related products such as the InTELInet system, and the Apollo 95E have been our primary products and during the quarter have made up a substantial portion of our revenue. We believe that the market for intraoral cameras, such as the TeliCam systems, is a market that has declined. TeliCam systems sales have recently been below levels of prior comparable periods, a trend that we expect to continue.

AS A RESULT OF THE DECLINE IN SALES OF THE TELICAM, OUR FUTURE DEPENDS ON OUR ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS.

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

IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL TO FINANCE RESEARCH AND DEVELOPMENT OF OUR NEW PRODUCTS WE MAY BE FORCED TO FOREGO THE DEVELOPMENT OF NEW PRODUCTS AND POSSIBLY EVEN LIMIT CURRENT OPERATIONS.

     If our secondary public offering is not successful, we anticipate that we will need additional capital during the calendar year 1999 to satisfy our expected increased working capital and research and development requirements for our planned new products. If our secondary offering does not close, we will explore alternatives to fulfill these requirements, but cannot assure you that additional financing will be available when needed or that, if available, it will be on terms favorable to us. If needed funds are not available, we may be required to limit or forego the development of new products or even limit current operations, which could have a material adverse effect on our business, operating results and financial condition.

WE SUBSTANTIALLY DEPEND UPON THIRD PARTIES FOR SEVERAL CRITICAL ELEMENTS OF OUR BUSINESS, INCLUDING THE DEVELOPMENT AND LICENSING FOR DISTRIBUTION OF OUR PRODUCTS AND IF THESE THIRD PARTIES DO NOT DELIVER WE MAY BE FORCED TO LIMIT OPERATIONS.

     We are dependent upon third party developers and suppliers for the development and manufacture of all of the components used in our dental equipment and for the development and manufacture of our consumable products. Outside of updating our current products, we do not develop any of our technology. Instead of developing technology, we continually seek out third parties that own new and innovative technology that they may be willing to license to us or develop into new dental products under a development agreement. We have had problems in the past obtaining a marketable product from companies with whom we had entered into a licensing arrangement. We entered into a licensing agreement with Ion Laser Technology under which ILT was unable to develop a product in accordance with the delivery schedule established by our agreement that met our specifications; as a result, we were forced to find an alternative product to that which we had contracted with ILT.

     Under licensing and development arrangements we have obtained exclusive marketing rights to products for the dental market incorporating certain digital x-ray technology developed by Suni. We have paid significant non-refundable advances to, and are dependant upon Suni to successfully develop the digital x-ray technology and to commercialize the digital x-ray technology. We do not guarantee that Suni will be successful in this endeavor. If Suni should not develop a digital x-ray product which is accepted in the marketplace, and has sufficient sales to achieve profits, this could have a material adverse effect on our future prospects.

IF WE DO NOT MAKE CERTAIN REQUIRED MINIMUM ROYALTY PAYMENTS TO SUNI, WE WILL LOSE OUR EXCLUSIVE RIGHTS TO THE DIGITAL X-RAY TECHNOLOGY DEVELOPED FOR US BY SUNI.

     In order to maintain our rights to be the exclusive dental licensee of the digital x-ray technology developed by Suni, our agreement with Suni requires us to make minimum royalty payments. The royalty payments begin coming due when products incorporating the developed technology are introduced to the market. We cannot guarantee that we will be able to make the minimum royalty payments required to maintain our rights to be the exclusive distributor. If we do not make the required royalty payments, Suni will be able to license the developed technology to our competitors, or grant an exclusive license to a competitor, which could have a material adverse effect on our operating results and financial condition.

THE GOVERNMENT EXTENSIVELY REGULATES OUR PRODUCTS AND FAILURE TO COMPLY WITH APPLICABLE REGULATIONS COULD RESULT IN FINES, SUSPENSIONS, SEIZURE ACTIONS, PRODUCT RECALLS, INJUNCTIONS AND CRIMINAL PROSECUTIONS.

     The United States Food and Drug Administration, as well as state and foreign agencies, regulate almost all aspects of our medical devices including:

     o    entry into the marketplace;
     o    design;
     o    testing;
     o    manufacturing procedures;
     o    reporting of complaints;
     o    labeling; and
     o    promotional activities.

     Under the Federal Food, Drug, and Cosmetic Act, FDA has the authority to control the introduction of new products into the marketplace. Unless specifically exempted by the agency, medical devices enter the marketplace through either FDA clearance of premarket approval application or FDA approval of an application for 510k clearance. FDA conducts periodic inspections to assure compliance with it's regulations.

     Unless specifically exempted by FDA's regulations, we will need to file a 510k submission or PMA application for any new products developed in the future including any using digital x-ray technology. The process of obtaining a clearance or approval can be time-consuming and expensive. Compliance with FDA's regulatory requirements can be expensive and time consuming. We do not guarantee that the required regulatory approvals or clearances will be obtained. Any approval or clearance obtained from FDA may include significant limitations on the use of the medical device which is the subject of the approval or clearance. We cannot market a medical device if needed FDA approval or clearance is not granted. Inability to obtain such approval or clearance could result in a delay or suspension of the manufacture and sale of affected medical devices. Any such delay or suspension would have a material adverse effect on our business. In addition, changes in existing regulations or the adoption of new regulations could make regulatory compliance by us more difficult in the future. The failure to obtain the required regulatory clearances or to comply with applicable regulations could result in one or more of the following:

     o    fines;
     o    delays or suspensions of device clearances;
     o    seizure actions;
     o    mandatory recalls;
     o    injunction action; and
     o    criminal prosecution.

WE ARE WAITING FOR A CALIFORNIA MEDICAL/DEVICE MANUFACTURING LICENSE AND IF WE DO NOT RECEIVE THIS LICENSE WE MAY BE FORCED TO DELAY OR SUSPEND THE MANUFACTURE AND SALE OF OUR PRODUCTS.

     The State of California requires that each facility manufacturing a medical device apply for and obtain from the State's Department of Health Services a Medical Device Manufacturing License. To qualify for the license, a facility must be in compliance with FDA's regulatory requirements. We filed a timely application for this license and in early March of 1999 the DHS conducted an inspection of our manufacturing facility in Irvine, California and found no "reportable observations." We received a list of adjustments and clarifications recommended by the DHS. We filed a response to this list on March 19, 1999 and we expect to receive a California Medical Device Manufacturing License by the end of May 1999. We cannot guarantee that DHS will grant our license. We cannot manufacture devices at our facility if the license is not granted. Inability to obtain this license could result in a delay or suspension of the manufacture and sale of our medical devices. Any such delay or suspension would have a material adverse effect on our business.

THE LOSS OF OUR CHIEF EXECUTIVE OFFICER COULD RESULT IN THE LOSS OF A SIGNIFICANT PORTION OF OUR BUSINESS BECAUSE OF HIS PERSONAL RELATIONSHIPS IN THE INDUSTRY.

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

NONE OF OUR PRODUCTS ARE PROTECTED BY PATENTS, AND THEREFORE, THEY MAY NOT BE ADEQUATELY PROTECTED FROM COPYING BY COMPETITORS.

     Our future success and ability to compete is dependent in part upon our proprietary technology used in the Apollo 95E. The Apollo 95E is currently only protected by a patent in France. Patent protection is being sought in all of the countries of the world in which this technology can be marketed. There can be no assurance that patents outside of France will be granted for the Apollo 95E system, and, if granted, the patents will provide adequate protection for the Company's technologies. Consequently, we rely primarily on trademark, trade secret and copyright laws to protect our technology. However, there can be no assurance that third parties will not try to copy our products. In addition, many foreign countries' laws may not protect us from improper use of our proprietary technology overseas. We may not have adequate remedies if our proprietary rights are breached and therefore a breach of our proprietary rights could have a material adverse effect on our financial condition.

WE ARE SUSCEPTIBLE TO PRODUCT LIABILITY SUITS AND IF A LAWSUIT IS BROUGHT AGAINST US IT COULD RESULT IN US HAVING TO PAY LARGE LEGAL EXPENSES AND/OR JUDGMENTS.

     Although we have not yet had any product liability claims, because of the nature of the medical/dental device industry, there can be no assurance that we will not be subject to such claims in the future. Our products come into contact with more vulnerable areas of the human body, such as the mouth, tongue, teeth and gums, and, therefore, the sale and support of dental products makes us susceptible to the risk of such claims. A successful product liability claim or claim arising as a result of use of our products brought against us, or the negative publicity brought up by such claim, could have a material adverse effect upon our business. We maintain product liability insurance with coverage limits of $10,000,000 per occurrence and $11,000,000 per year. While we believe that we maintain adequate insurance coverage, we do not guarantee that the amount of insurance will be adequate to satisfy claims made against us in the future, or that we will be able to obtain insurance in the future at satisfactory rates or in adequate amounts.

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

     The Year 2000 issue has an impact on both information technology systems and non-information technology systems, such as manufacturing systems and physical facilities including, but not limited to, security systems and utilities. We have tested all of our information technology systems and non-information technology systems for Year 2000 readiness. All of our non-information technology systems are Year 2000 compliant. With respect to information technology systems, our strategy is to replace all non-Year 2000 compliant information technology systems by June 30, 1999. As of May 5, 1999, our in-house data network is Year 2000 compliant. Also as of May 5, 1999, ninety percent of our workstations are Year 2000 compliant, with the remainder to be replaced with Year 2000 compliant workstations by June 30, 1999. Although our management believes that its efforts will be successful and the costs will be immaterial to our consolidated financial position and results of operations, it also recognizes that any failure or delay could cause a potential impact.

     The Year 2000 readiness of our customers varies. We are not investigating whether or not our customers are evaluating and/or preparing their own systems to be Year 2000 compliant. These efforts by customers to address Year 2000 issues may affect the demand for certain products and services; however, the impact on our revenue is highly uncertain.

     We have investigated the Year 2000 readiness of our key suppliers. Our direction of this effort is to ensure that there are adequate components and supplies available to us to minimize any potential business interruptions. Our assessment of our key suppliers is now complete and we have determined that our policy of maintaining an inventory of components and supplies sufficient to last a minimum of a one to three months will be adequate to minimize almost any potential business interruptions. We believe that our one to three month inventories will allow enough time for our suppliers to remedy Year 2000 problems that may arise in their respective businesses.

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

     If we, our customers or suppliers are unable to resolve any Year 2000 compliance problems in a timely manner, we could face business interruptions or a shutdown, financial loss, regulatory actions, reputational harm and/or legal liability. We anticipate that all of our internal systems will be Year 2000 compliant by June 30, 1999 and that we will have adequate components and supplies in our inventories to minimize any potential business interruptions that may result from Year 2000 compliance problems suffered by our suppliers. As a result, we have determined that we will not be developing any contingency plans that address a reasonably likely worst case scenario


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use of Proceeds.

     On March 1, 1999, DMDS, Ltd. purchased the assets of DMD Germany, an independent company organized under the laws of Germany. We issued 100,000 shares of our Common Stock, valued at $762,500, as the consideration for the purchase of the assets. We relied on Regulation S of the Securities Act of 1933 as an exemption for issuing the shares. The assets that DMDS, Ltd. purchased include the business (as a going concern), customer lists, goodwill, the benefit of the lease and other contracts with third parties and all other items of whatever nature owned by DMD Germany and used in the conduct of the business of DMD Germany.

     On March 1, 1999, DMDS, Ltd. purchased the assets of Midas, Ltd., an independent company organized under the laws of the United Kingdom. We issued 50,000 shares of our Common Stock, valued at $381,250, as the consideration for the purchase of the assets. We relied on Regulation S of the Securities Act of 1933 as an exemption for issuing the shares. The assets that DMDS, Ltd. purchased include the business (as a going concern), customer lists, goodwill, the benefit of the lease and other contracts with third parties and all other items of whatever nature owned by Midas, Ltd. and used in the conduct of the business of Midas, Ltd.

Item 3.  Defaults in Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         3.1   Registrant's Certificate of Incorporation*
         3.2   Registrant's Bylaws*
         27.1  Financial Data Schedule
        ----------------------------------
        *Incorporated by reference to Registrant's Registration Statement on Form SB-2 filed on April 7, 1997


    (b)  Reports on Form 8-K

         (i) Current Report on Form 8-K was filed March 19, 1999 reporting under Item 5 that the Company had acquired the assets of two European distribution companies through its wholly owned subsidiary, DMDS UK.

         (ii) Current Report on Form 8-K was filed on January 13, 1999 reporting under Item 5 that the company had submitted its filing for 510(k) clearance with the FDA for its digital radiography system.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized.

                                        Dental/Medical Diagnostic Systems, Inc.


Date  MAY 12, 1999                      By: /S/ ROBERT H. GUREVITCH
      ------------                          -----------------------------------
                                            Robert H. Gurevitch
                                            Chairman and Chief Executive Officer

Date  MAY 12, 1999                      By: /S/ STEPHEN F. ROSS
                                            -----------------------------------
                                            Stephen F. Ross
                                            Vice President and Chief Financial
                                            Officer