Form 10-Q
period 1999-06-30
DENTAL MEDICAL DIAGNOSTIC SYSTEMS INC
filed 1999-08-16
CIK 738194

The SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

   FORM 10-QSB MARK ONE:

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarter ended June 30, 1999

                                      OR

[   ]     TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934  [NO  FEE REQUIRED]



                         Commission file number 0-12850

                     DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                       13-3185553
--------------------------------                       ----------------
  (State or other jurisdiction                          (IRS Employer
      of incorporation or                               Identification
         organization)                                      No.)

          200 N. WESTLAKE BLVD., SUITE 202, WESTLAKE VILLAGE, CA 91362
           -----------------------------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code (805) 381-2700.


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of registrant's common stock outstanding as of August 13, 1999: 6,344,998
Transitional Small Business Disclosure Format        Yes [   ]     No [X]


PART I - FINANCIAL INFORMATION                                                          PAGE
          Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet as of June 30, 1999              3

                  Condensed Consolidated Statements of Operations                       4
                  For the Three and Six Month Periods Ended June 30, 1999 and 1998

                  Condensed Consolidated Statements of Cash Flows                       5
                  For the Six Month Periods Ended June 30, 1999 and 1998

                  Consolidated Statements of Comprehensive Income                       6
                  For the Three and Six Month Periods Ended June 30, 1999 and 1998

                  Notes to Interim Condensed Consolidated Financial Statements          7


          Item 2.  Management's Discussion and Analysis or Plan of Operation            10


PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings                                                    17
          Item 2.  Changes in Securities and Use of Proceeds                            17
          Item 3.  Defaults in Senior Securities                                        17
          Item 4.  Submission of Matters to Vote of Security Holders                    17
          Item 5.  Other Information                                                    18
          Item 6.  Exhibits and Reports on Form 8-K                                     18

                      (a)  Exhibits                                                     18
                      (b)  Reports on Form 8-K                                          18

          Signatures                                                                    18

PART I - FINANCIAL INFORMATION

    ITEM 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 1999
                                   (Unaudited)



                                        ASSETS
          Current assets:
            Cash and cash equivalents                            $ 2,701,144
            Accounts receivable, net                               6,673,567
            Inventories                                            8,350,968
            Prepaid expenses and other current assets              2,758,878
                                                                  -----------
                 Total current assets                             20,484,557

          Property and equipment, net of accumulated depreciation  1,255,232
          Intangible assets, net of accumulated amortization       2,278,378
          Loans to related parties                                    70,000
          Other assets                                               380,125
                                                                  -----------
          Total assets                                           $24,468,292
                                                                  ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
            Current portion of capital lease obligations         $    22,440
            Current portion of long-term debt                      2,878,242
            Borrowings under revolving line of credit              4,000,000
            Accounts payable                                       3,799,003
            Accrued liabilities                                    1,464,725
            Customer deposits                                        209,324
                                                                  -----------
                 Total current liabilities                        12,373,734

          Long-term debt                                             119,404
          Capital lease obligations                                   12,022
                                                                  -----------
          Total liabilities                                       12,505,160

          Commitments and contingencies

          Stockholders' equity:
          Preferred stock, par value $.01 per
          share;
              1,000,000 shares authorized, none issued and
              outstanding                                                  -
          Common stock, par value $.01
               per share; 20,000,000 shares authorized:
               5,441,998 shares issued and outstanding                54,419
          Paid in capital                                         14,779,686
          Accumulated deficit                                     (2,722,512)
          Accumulated translation adjustment                        (148,461)
                                                                  -----------
          Total stockholders' equity                              11,963,132
                                                                  -----------
          Total liabilities and stockholders' equity             $24,468,292
                                                                  ===========


          The accompanying notes are an integral part of these interim condensed consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                       JUNE 30,                 JUNE 30,
                                  ------------------       ----------------
                                   1999        1998        1999        1998
                                   ----        ----        ----        ----

Net sales                    $ 10,963,894 $ 2,618,513 $ 21,178,379 $ 4,729,044
Cost of sales                   5,227,050   1,946,906   10,139,525   3,496,995
                              --------------------------------------------------

Gross profit                    5,736,844     671,607   11,038,854   1,232,049

Selling, general and
administrative expenses         4,080,719   2,134,639    7,470,799   3,864,258
Research and development
expenses                           76,682     182,302      219,262     324,689
                              --------------------------------------------------
Total operating expenses        4,157,401   2,316,941    7,690,061   4,188,947

Operating income (loss)         1,579,443  (1,645,334)   3,348,793  (2,956,898)

Interest income                    99,872      64,057      131,430     108,330
Interest expense                 (125,641)   (549,497)    (631,173)   (633,290)
Amortization of debt issuance
costs                                -        (75,000)     (64,519)    (85,484)
                              --------------------------------------------------


Income (loss) before income
taxes                           1,553,674  (2,205,774)   2,784,531  (3,567,342)

Provision for income taxes         90,000        -         161,080        -

                              --------------------------------------------------
Net income (loss)             $ 1,463,674 $(2,205,774) $ 2,623,451 $(3,567,342)
                              ==================================================

Earnings (loss) per share
   Basic                      $      0.27 $     (0.43) $      0.49 $     (0.70)
   Diluted                    $      0.20 $     (0.43) $      0.36 $     (0.70)

Weighted average number of shares:
   Basic                        5,438,900   5,119,265    5,379,964   5,117,531
   Diluted                      7,496,689   5,119,265    7,281,218   5,117,531


          The accompanying notes are an integral part of these interim condensed consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                                                       1999               1998
                                                                                       ----               ----
        Cash flows from operating activities:
        Net income (loss)                                                            $2,623,451        $(3,567,342)
        Adjustments  to  reconcile  net  income  (loss) to net cash used by operating activities:
          Depreciation and amortization                                                 337,327            206,480
          Inventory write-down                                                                -            156,620
          Amortization of debt discount                                                 348,434            461,677
        Changes in operating assets and liabilities:
          Accounts receivable                                                        (3,664,742)           343,819
          Inventories                                                                (2,840,510)        (1,317,880)
          Prepaid expenses and other                                                 (1,614,382)           (61,724)
          Other assets                                                                 (167,686)           466,950
          Accounts payable                                                            1,413,889           (359,398)
          Accrued liabilities and income taxes                                          232,672           (500,377)
          Customer deposits                                                             148,491             25,906
                                                                                    -----------        -----------
        Net cash used by operating activities                                        (3,183,056)        (4,145,269)
                                                                                    -----------        -----------

        Cash flows from investing activities:
          Purchase of property and equipment                                           (347,696)          (339,881)
                                                                                    -----------        -----------
        Net cash used in investing activities                                          (347,696)          (339,881)
                                                                                    -----------        -----------
        Cash flows from financing activities:
          Borrowings from revolving line of credit                                    4,000,000                  -
          Net proceeds from issuance of notes payable                                 2,953,890          4,467,686
          Repayment of notes payable                                                 (4,919,538)                 -
          Repayments on borrowings to related parties                                         -            (33,929)
          Principal payments on capital lease obligations                               (10,913)            (7,506)
          Issuance of common stock through exercise of options                          168,192             15,002
        Net cash provided by financing activities                                     2,191,631          4,441,253
                                                                                    -----------        -----------

        Net (decrease) in cash and  cash equivalents                                 (1,339,121)           (43,897)
        Effect of exchange rate changes on cash and cash equivalents                     98,960            (22,849)
        Cash and cash equivalents, beginning of period                                3,941,305          3,981,062
                                                                                    -----------        -----------
        Cash and cash equivalents, end of period                                     $2,701,144         $3,914,316
                                                                                    ===========        ===========

        Non-cash investing and financing activities:
        Acquisitions of businesses
          Issuance of common stock                                                   $1,143,750                  -
          Forgiveness of receivables                                                    592,497                  -

        Supplemental cash flow information:
        Interest paid                                                                  $167,480             $8,223
        Income taxes paid                                                                18,840             13,400

          The accompanying notes are an integral part of these interim condensed consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                       JUNE 30, 1999    JUNE 30, 1998   JUNE 30, 1999    JUNE 30, 1998
                                       -------------    -------------   -------------    -------------
 Net income (loss)                    $1,463,674         $(2,205,774)    $2,623,451       $(3,567,342)
 Other comprehensive income (loss):
   Foreign currency translation
     adjustment                          (20,515)                696       (149,666)              696
                                      ----------           ---------      ----------        ----------
   Comprehensive income (loss)        $1,443,159         $(2,205,078)    $2,473,785       $(3,566,646)
                                      ==========           =========      ==========        ==========


              The accompanying notes are an integral part of these
                   interim consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   General

     The accompanying unaudited interim condensed consolidated financial statements include the accounts of Dental/Medical Diagnostic Systems, Inc. and Subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the period ended December 31, 1998.


2.   Summary of Significant Accounting Policies

     Principles of Consolidation

     The consolidated financial statements include the accounts of Dental Medical Diagnostics Systems, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

     Concentration of Credit Risk and Major Customers

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Also, at various times throughout the year, cash balances are maintained in excess of Federally insured deposit limits.

     For the three-month periods ended June 30, 1999 and 1998, international customers accounted for 51% and 48% of sales, respectively. For the six-month periods ended June 30, 1999 and 1998, international customers accounted for 49% and 33% of sales, respectively. At June 30, 1999 and 1998, international customers accounted for approximately 76% and 87% of trade accounts receivable, respectively. For the six month period ended June 30, 1999 there was one customer who accounted for more than 10% of revenues. There were no customers that accounted for more than 10% of revenues for the three month period ended June 30, 1999 and 1998 and six-months periods ended June 30, 1998. Five customers accounted for 38% of the Company's accounts receivable at June 30, 1999.

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

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for the three and six-month periods ended June 30, 1999 and 1998:


                                                              Three months      Three months     Six months       Six months
                                                                  ended            ended            ended           ended
                                                              JUNE 30, 1999     JUNE 30, 1998    JUNE 30, 1999   JUNE 30, 1998
                                                              -------------     -------------    -------------   -------------
     Numerator:
     Basic and diluted income available to common stockholders:
     Net income (loss)                                           $1,463,674    $(2,205,774)       $2,623,451    $(3,567,342)
                                                                  =========      =========         =========      =========

     Denominator:
      Basic weighted average shares                               5,438,900      5,119,265         5,379,964      5,117,531

      Effect of dilutive securities:
       Stock options and warrants                                 2,057,789              -         1,901,254              -
                                                                  ---------      ---------         ---------      ---------

       Diluted weighted average shares                            7,496,689      5,119,265         7,281,218      5,117,531
                                                                  =========      =========         =========      =========

     Common shares related to stock options and stock warrants that are antidilutive amounted to approximately 10,000 and 1,180,262 for the three-month periods ended June 30, 1999 and 1998, respectively. For the six-month periods ended June 30, 1999 and 1998, the antidilutive stock options and stock warrants amounted to 53,000 and 1,529,862, respectively.


     Comprehensive Income

     SFAS 130 "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     No tax effect has been allocated to the foreign currency translation adjustment for the periods presented.

     The following is a reconciliation of accumulated other comprehensive income balance for the six months ended June 30, 1999:


                Beginning balance                                                         $  1,205
                Current period change                                                     (149,666)
                                                                                         ---------
                Ending balance                                                           $(148,461)
                                                                                         ==========


3.   Related Party Transactions

     On May 27, 1997, the Company loaned Dewey Perrigo, Vice President of Sales of the Company, and Andrea Niemiec-Perrigo, an employee of the Company, $126,000 for the purpose of buying a home. The Promissory Notes evidencing such loans bear interest at prime plus .25% (presently 8.75%), and are due and payable on August 27, 1999. On August 19, 1998, a principal payment of $56,000 and an interest payment of $6,152 were made leaving a loan balance of $70,000.

4.   Inventories

     Inventories consisted of the following at June 30, 1999:


                               Raw materials               $4,572,815
                               Work in process                718,547
                               Finished goods               3,059,606
                                                           -----------
                                                           $8,350,968
                                                           ===========

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

6.   Segment Information

     The Company operates in one segment - dental medical equipment which, at June 30, 1999, comprised three main products: TeliCam Systems - an intraoral camera and dental networking system; Apollo 95E tooth whitening and curing system; and other accessories including the Apollo Secret whitening product. Accordingly no separate segment information is provided other than Enterprise Wide disclosures as required by SFAS No. 131.

     The following are sales by product lines for the three and six month periods ended June 30, 1999 and 1998:

                                                   Three months    Three months      Six months        Six months
                                                      ended            ended            ended             Ended
                                                 JUNE 30, 1999     JUNE 30, 1998    JUNE 30, 1999     JUNE 30, 1998
                                                 -------------    --------------    -------------     --------------
                 TeliCam                          $ 1,341,095         $1,251,338     $ 2,721,354         $2,867,107
                 Apollo 95E                         8,392,072          1,133,129      16,360,939          1,431,279
                 Other                              1,230,727            234,046       2,096,086            430,658
                                                 -------------    --------------    -------------     --------------
                                                 $ 10,963,894        $ 2,618,513    $ 21,178,379         $4,729,044
                                                 =============    ==============    =============     ==============

     The Company ships products from its operations in the US and Europe. The following are sales by its US and European locations for the three and six months ended June 30, 1999 and 1998:

                                                   Three months    Three months      Six months        Six months
                                                      ended            ended            ended             Ended
                                                 JUNE 30, 1999     JUNE 30, 1998    JUNE 30, 1999     JUNE 30, 1998
                                                 -------------    --------------    -------------     --------------
                 Sales by geography:
                 United States                      6,824,256         $1,364,159     $14,055,604         $3,321,505
                 Europe                             4,139,638          1,254,354       7,122,775          1,407,539
                                                 -------------    --------------    -------------     --------------
                                                  $10,963,894         $2,618,513     $21,178,379         $4,729,044
                                                 =============    ==============    =============     ==============

      The following is long-lived asset information by geographic area as of June 30, 1999:

                                              June 30, 1999
                                            ----------------
                       Long Lived assets:
                       United States          $1,025,390
                       Europe                    229,842
                                            ----------------
                                              $1,255,232
                                            ================

7.   Subsequent events

     On July 16, 1999, we raised approximately $5,000,000 in additional capital by selling 901,000 shares of Common Stock to eight investors. The shares were issued in a private placement and were then registered for resale on a Form S-3 Registration Statement filed on July 23, 1999 and subsequently declared effective. The proceeds of the offering are being used for working capital purposes.


Item 2. - Management's Discussion and Analysis or Plan of Operation

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND NOTES THERETO INCORPORATED ELSEWHERE IN THIS FORM 10QSB.

EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

INTRODUCTION

   We design, develop, manufacture and sell high technology dental equipment and related consumables. Our highest grossing product is the tooth curing and whitening device known as the "Apollo 95E." We also market and sell a line of whitening products known as "Apollo Secret" for use in conjunction with the Apollo 95E, and in the second quarter of 1999, we introduced a line of composite resin materials known as "ASAP - Accelerated Solutions for Aesthetic Procedures," also for use in conjunction with the Apollo 95E. In addition, we continue to manufacture and sell intraoral camera systems, known as the "TeliCam II System," and "TeliCam Elite," and a multi-operatory intraoral camera system, known as the InTELInet, for use in connection with the TeliCam II System and TeliCam Elite

   From early 1996 to mid 1998, we were primarily involved in designing, developing, manufacturing, and marketing the TeliCam Systems. The first shipments to customers of the TeliCam System commenced in early February 1996.

   On October 2, 1997, we purchased the assets of S.E.D. Gerant, a company organized under the laws of France. Among the acquired assets was a patent for S.E.D.'s "Biotron" curing and whitening device products. From this technology, we developed the "Apollo 95E" a unique, visible-light curing instrument which is designed for two different applications: the hardening of tooth-colored dental composite materials in three seconds or less and for single appointment, in-office tooth whitening in less than forty minutes. This plasma-arc lamp uses a high-frequency electrical field to generate plasma energy, which is ideal for the fast-curing (hardening) of photosensitive composites. The Apollo 95E also produces light and heat which, when used in conjunction with the Apollo Secret whitening materials, activates the whitening chemicals in the Apollo Secret. The result of this activation is dramatic whitening of discolored teeth. The rapid performance of the Apollo 95E in both hardening composite materials and whitening teeth enables an average dental practice to save about 5 to 8 hours per month of a dentists examination time.

   The Apollo 95E was introduced into markets outside of the US and Canada in March 1998, and in the US and Canadian markets in August 1998. The Apollo 95E has accounted for $8,392,072 for the three month period ended June 30, 1999 and $16,360,939 in revenues for the six-month period ended June 30, 1999, as compared to $1,133,129 and $1,431,279 for the same periods in 1998. Revenues attributed to the TeliCam intraoral cameras have increased slightly to $1,341,095 for the three month period ended June 30, 1999 and declined slightly $2,721,354 for the six month period ended June 30, 1999 as compared to $1,251,338 and $2,867,107 for the same periods in 1998.

RESULTS OF OPERATIONS

   We derive our revenues primarily from the sale of three product lines:
TeliCam intra-oral camera systems, Apollo 95E curing and whitening devices, and Apollo Secret and ASAP tooth whitening chemicals for use in conjunction with the Apollo 95E, which began shipping in the fourth quarter of 1998 and second quarter 1999, respectively. Through June 30, 1999, the sales of ASAP have been immaterial.


   Revenues by product line for the three and six month periods ended June 30, 1999 and 1998, are reflected in the following table:




                         FOR THE THREE-MONTH PERIODS ENDED JUNE 30,         FOR THE SIX-MONTH PERIODS ENDED JUNE 30,
                         ------------------------------------------         -----------------------------------------
                             1999        %          1998          %           1999         %         1998          %
                             ----       --          ----         --           ----        --         ----         --
     Apollo 95E          $ 8,392,072    77%       $1,133,129     43%       $16,360,939    77%      $1,431,279      30%
     TeliCam               1,341,095    12%        1,251,338     48%         2,721,354    13%       2,867,107      61%
      Other                1,230,727    11%          234,046      9%         2,096,086    10%         430,658       9%
                        ------------   ----       ----------    ----      ------------   ----      ----------     ----
                         $10,963,894   100%       $2,618,513    100%       $21,178,379   100%      $4,729,044     100%
                        ============   ====       ==========    ====      ============   ====      ==========     ====

   NET SALES. Net sales for the three-month periods ended June 30, 1999 and 1998, were $10,963,894 and $2,618,513 respectively. For the six-month periods ended June 30, 1999 and 1998, net sales totaled $21,178,379 and $4,729,044, respectively.

   Net sales for the three-month period ended June 30, 1999 increased approximately 319% from the three-month period ended June 30, 1998. Net sales for the six-month period ended June 30, 1999 increased approximately 348% from the six-month period ended June 30, 1998. For the three-month period ended June 30, 1998, TeliCam System sales represented 48% of total sales whereas for the three-month period ended June 30, 1999 Apollo 95E represented 77% of total sales which began shipping in Europe during the first quarter of 1998 and in the United States during the third quarter of 1998. Comparing product line sales in dollars for the three-month period ended June 30, 1998 to the three-month period ended June 30, 1999, Apollo sales increased $7,258,943 while TeliCam sales increased $89,757. Comparing product line sales in dollars for the six-month period ended June 30, 1998 to the six-month period ended June 30, 1999, Apollo sales increased $14,929,660 while TeliCam sales decreased $145,753. We expect, but do not guarantee that, the steady trend in TeliCam sales will continue into the future. No assurance can be given that the Apollo 95E sales growth will continue in the future.

   COST OF SALES. Cost of sales for the three-month periods ended June 30, 1999 and 1998, were $5,227,050, or 48% of net sales, and $1,946,906, or 74% of net sales, respectively. Cost of sales for the six-month periods ended June 30, 1999 and June 30,

1998, were $10,139,525, or 48% of net sales, and $3,496,995, or 74%
of net sales, respectively. Cost of sales as a percentage of net sales for the three-month period ended June 30, 1999 decreased from the period in 1998 primarily due to more favorable margins on the Apollo 95E, which represented 77% of net sales opposed to 43% for the three-month period ended June 30, 1998. Cost of sales as a percentage of net sales for the six-month period ended June 30, 1999 decreased from the period in 1998 primarily due to more favorable margins on the Apollo 95E, which represented 77% of net sales opposed to 30% for the six-month period ended June 30, 1998. While the more favorable margins on the Apollo 95E have helped to decrease the cost of sales as a percentage of net sales, we expect that margins on the sale of the TeliCams will continue to shrink, and thus the cost of sales of the TeliCams as a percentage of net sales of the TeliCams is expected to increase in the future.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $4,080,719, or 37% of net sales, and $2,134,639, or 82% of net sales, for the three-month periods ended June 30, 1999 and 1998, respectively. . Selling, general and administrative expenses totaled $7,470,799, or 35% of net sales, and $3,864,258 or 82% of net sales, for the six-month periods ended June 30, 1999 and 1998, respectively. The absolute dollar increases in this expense category for both the three and six month periods ended June 30, 1999 and 1998 are primarily attributed to a combination of increased sales commissions resulting from increased sales volumes ($520,000 and $1,070,000, respectively), increased salaries ($746,000 and $1,035,000, respectively), and increased marketing costs ($600,000 and $639,000, respectively) resulting from enhanced marketing efforts. The decrease in selling, general and administrative expenses as a percentage of net sales from 1998 to 1999 can be attributed to the substantial increase in net sales. These expenses are expected to continue to increase on an absolute dollar basis as sales volumes increase and additional marketing costs are incurred for the introduction of new products.

   RESEARCH AND DEVELOPMENT. Research and development expenses totaled 76,682, or 1% of net sales, and $182,302, or 7% of net sales, for the three-month periods ended June 30, 1999 and 1998, respectively. Research and development expenses totaled $219,262, or 1% of net sales, and $324,689, or 7% of net sales, for the six-month periods ended June 30, 1999 and 1998, respectively. Spending in this category is slightly down as development of the digital x-ray is largely complete. We expect research and development expenses to increase in future periods if we are able to identify and continue to pursue the development of new technologies.

   INTEREST INCOME. Interest income totaled $99,872, and $64,057 for the three-month periods ended June 30, 1999 and 1998. Interest income totaled $131,430, and $108,330 for the six-month periods ended June 30, 1999 and 1998, respectively. This income is primarily attributable to the interest earned by investing available cash in a short-term management account through Imperial Bank and Comerica Bank.

   INTEREST EXPENSE. Interest expense totaled $125,641, and $549,497 for the three-month periods ended June 30, 1999 and 1998, respectively. Interest expense totaled $631,173, and $633,290 for the six-month periods ended June 30, 1999 and 1998, respectively. This expense category includes interest paid on capital lease obligations, on bridge notes, on notes payable to related parties, on our senior subordinated notes and amortization of debt discount. The substantial decrease in the three-month period ended June 30, 1999 is primarily due to the repayment of the $4.5 million of senior subordinated notes, which were repaid in January 1999 with proceeds from the new credit facility with Imperial Bank and the corresponding full amortization of the debt discount associated with the warrants issued with the $4.5 million notes

   Amortization of debt issuance costs was $75,000 for the three-month period ended June 30, 1998. For the three-month period ended June 30, 1999, there was no amortization of debt issuance costs. Amortization of debt issuance costs totaled $64,519 and $85,484 for the six-month periods ended June 30, 1999 and 1998, respectively. This represents the amortization of the issuance costs incurred in connection with the $4.5 million Senior Subordinated Notes issued in March 1998. These costs were amortized over the term of the Notes, with the remaining unamortized costs written-off in January 1999 when we repaid the Senior Subordinated Notes out of the proceeds of our new credit facility with Imperial Bank.

   NET INCOME (LOSS). Net income for the three-month period and six-month period ended June 30, 1999 totaled $1,463,674 or $0.20 per share on a diluted basis and $2,623,451 or $.36 per share on a diluted basis, respectively. Net loss for the three-month period and six-months ended June 30, 1998 totaled $2,205,774, or $0.43 per share and $3,567,342, or $0.70 per share.

CAPITAL RESOURCES AND LIQUIDITY

   For the six-month period ended June 30, 1999, we used net cash of $3,183,056 in operations. Accounts receivable increased from $3,757,865 at the prior year end to $6,673,567 at June 30, 1999, primarily as a result of the increase in sales during the three-month period ended June 30, 1999. Accounts payable and accrued liabilities totaling $5,263,728 at June 30, 1999 increased from $3,653,831 at the prior year end primarily due to increased inventory purchases. Inventory levels increased approximately

$2,791,000 to accommodate the increased sales volume generated by the Apollo 95E and in preparation of the product launch of our digital x-ray planned in the third quarter.

   Capital expenditures for the six-month period ended June 30, 1999 were approximately $348,000, with approximately $84,000 spent for the purchase of furniture and fixtures approximately $204,000 spent for computer equipment with the remainder consisting of equipment and software acquisitions. Cash and cash equivalents on hand at the end of the period were $2,701,144.

   On January 4, 1999, we replaced our credit agreements with our previous lender, Comerica, with a $6,950,000 facility with Imperial Bank. The Imperial facility comprises a $2,500,000 fixed rate non-revolving line of credit due May 31, 2000; a $4,000,000 variable rate revolving line of credit due May 31, 2000; and a $450,000 variable interest rate loan repayable in 16 monthly installments. The facilities are collateralized by our assets. We intend to use the credit facilities, when needed, for working capital, capital expenditures and general corporate purposes. On January 21, 1999, we borrowed against the Imperial facility to repay the balance owing on the Comerica capital credit line of $343,890 plus accrued interest of $1,120. On January 25, 1999, we borrowed against the Imperial facility to repay the $4,500,000 12% Senior Subordinated Notes plus accrued interest of $189,000. At June 30, 1999, $6,878,242 was outstanding under the Imperial facility.

     As of the end of June 1999, the expenditures for continued research and development for products incorporating digital x-ray technology (including the additional development fee due to Suni upon acceptance by us of the final prototype subsystem), the minimum purchase obligations under the distribution agreement with Boston Marketing, the minimum purchase obligations under the manufacturing agreement with Suni Microsystems, and the minimum purchase obligations under the Exclusive License Agreement with Chrysalis Dental are the only significant future commitments. These commitments will be financed by cash from continuing operations, the proceeds of the Imperial credit facility and approximately $5,000,000 in additional capital which we raised on July 16, 1999 by selling 901,000 shares of common stock to eight investors. The shares were issued in a private placement and were then subsequently registered for resale on a Form S-3 Registration Statement filed on July 23, 1999 and subsequently declared effective. We believe that we will need to raise additional capital in order to finance inventory and meet our cash requirements during the next twelve months. We are currently considering a number of financing alternatives. No assurance can be given that additional financing will be available when needed or that, if available, it will be on terms favorable to us. If needed funds are not available, we may be required to limit or forego the development of new products, limit purchases of inventory or even limit current operations, which could have a material adverse effect on our business, operating results and financial condition.


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

   The Year 2000 issue has an impact on both information technology systems and non-information technology systems, such as manufacturing systems and physical facilities including, but not limited to, security systems and utilities. We have tested all of our information technology systems and non-information technology systems for Year 2000 readiness. All of our non-information technology systems are Year 2000 compliant. With respect to information technology systems, our strategy is to replace all non-Year 2000 compliant information technology systems by June 30, 1999. As of June 30, 1999, our in-house data network and workstations are Year 2000 compliant.

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

WE HAVE A HISTORY OF LOSSES AND ACCUMULATED DEFICIT AND THIS TREND OF LOSSES MAY CONTINUE IN THE FUTURE.

   For the period from October 23, 1995 to March 2, 1996 we had a net loss of $1,625,213. For the fiscal year ended December 31, 1997 we had a net loss of $2,044,729 and for the fiscal year ended December 31, 1998 we had a net loss of $1,816,702. For the three and six-month periods ended June 30, 1998, we incurred a net losses of $2,205,774 and $3,567,342, respectively, while for the three and six-month periods ended June 30, 1999 we had net income of $1,463,674 and $2,623,451, respectively. At June 30, 1999, our accumulated deficit was $2,722,512. Our ability to obtain and sustain profitability will depend, in part, upon the successful marketing of our existing products and the successful and timely introduction of new products. Although the Company was profitable in the quarter and six-months period ended March 31, 1999 and June 30, 1999, respectively, there can be no assurance that the Company will continue to be profitable.

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

ONE OF OUR PRIMARY PRODUCTS HAS HAD A SIGNIFICANT DECLINE IN SALES AND IF THIS DECLINE CONTINUES WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY.

   The TeliCam systems, together with related products such as the InTELInet system, and the Apollo 95E have been our primary products and during the first six months have made up a substantial portion of our revenue. We believe that the market for intraoral cameras, such as the TeliCam systems, is a market that has declined. TeliCam systems sales have recently been at or below levels of prior comparable periods, a trend that we expect to continue.

AS A RESULT OF DECLINING INTRAORAL CAMERA MARKET, OUR FUTURE DEPENDS ON OUR ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS.

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

   If our secondary public offering is not successful, we anticipate that we will need additional capital during the next 12 months to satisfy our expected increased working capital and research and development requirements for our planned new products. If our secondary offering does not close, we will explore alternatives to fulfill these requirements, but cannot assure you that additional financing will be available when needed or that, if available, it will be on terms favorable to us. If needed funds are not available, we may be required to limit or forego the development of new products or even limit current operations, which could have a material adverse effect on our business, operating results and financial condition.

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

NONE OF OUR PRODUCTS HAVE SIGNIFICANT PROTECTION FROM PATENTS, AND THEREFORE, THEY MAY NOT BE ADEQUATELY PROTECTED FROM COPYING BY COMPETITORS.

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

     On July 16, 1999, we raised approximately $5,000,000 in additional capital by selling 901,000 shares of Common Stock to eight investors. The shares were issued in a private placement and were then registered for resale on a Form S-3 Registration Statement filed on July 23, 1999 and subsequently declared effective. The proceeds of the offering are being used for working capital purposes.


Item 3.  Defaults in Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

       At the Company's Annual Meeting of its Shareholders held on June 10, 1999 (the "Annual Meeting ") the stockholders of the company approved the following proposals:

       PROPOSAL 1. ELECTION OF DIRECTORS

       The following persons were elected as directors of the Company at the Annual Meeting to hold office for a term one year or until their successors have been duly elected and qualified:

        Directors                  Votes For               Votes Against             Votes Withheld           Broker Non-Votes
--------------------------- ------------------------- ------------------------- ------------------------- -------------------------
Robert H. Gurevitch                3,624,410                     0                       3,600                       0
Marvin H. Kleinberg                3,622,610                     0                       5,400                       0



Jack D. Preston                    3,622,610                     0                       5,400                       0
John A. Khademi                    3,622,610                     0                       5,400                       0




       PROPOSAL 2.  ADMENDMENT TO THE 1997 STOCK INCENTIVE PLAN

       The proposed amendment to the Company's 1997 Stock Incentive Plan to increase from 700,000 to 1,200,000, the number of shares of Common Stock was authorized for issuance thereunder was approved with 1,060,646 votes for the proposal, 202,262 votes against the proposal, 5,200 votes abstaining

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

27.1 Financial Data Schedule


     (b)  Reports on Form 8-K

     None


Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized.

                                 Dental/Medical Diagnostic Systems, Inc.


Date    AUGUST 13, 1999          By:  /S/ ROBERT H. GUREVITCH
                                      ----------------------------------------
                                      Robert H. Gurevitch
                                      Chairman and Chief Executive Officer

Date   AUGUST 13, 1999           By:  /S/ STEPHEN F. ROSS
                                      ----------------------------------------
                                      Stephen F. Ross
                                      Vice President and Chief Financial Officer