Form 10QSB
period 1999-09-30
DENTAL MEDICAL DIAGNOSTIC SYSTEMS INC
filed 1999-11-15
CIK 738194

The SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

    FORM 10-QSB MARK ONE:

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarter ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    [NO  FEE REQUIRED]



                         Commission file number 0-12850

                     DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

             Delaware                                          13-3185553
----------------------------------                        ---------------------
  (State or other jurisdiction of                             (IRS Employer
  incorporation or organization)                           Identification No.)

          200 N. WESTLAKE BLVD., SUITE 202, WESTLAKE VILLAGE, CA 91362
                    (Address of principal executive offices)

         Issuer's telephone number, including area code (805) 381-2700.


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of registrant's common stock outstanding as of
November 12, 1999:  6,394,998
Transitional Small Business Disclosure Format     Yes [ ]     No [X]

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                               September 30, 1999

PART I - FINANCIAL INFORMATION                                             PAGE

    Item 1.  Interim Condensed Consolidated Financial
             Statements (Unaudited)

             Condensed Consolidated Balance Sheet as of                      3
             September 30, 1999

             Condensed Consolidated Statements of Operations                 4
             For the Three and Nine Month Periods Ended
             September 30, 1999 and 1998

             Condensed Consolidated Statements of Cash Flows                 5
             For the Nine Month Periods Ended September 30,
             1999 and 1998

             Consolidated Statements of Comprehensive Income                 6
             For the Three and Nine Month Periods Ended
             September 30, 1999 and 1998

             Notes to Interim Condensed Consolidated                         7
             Financial Statements

    Item 2.  Management's Discussion and Analysis or Plan of Operation       10

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                               17
    Item 2.  Changes in Securities and Use of Proceeds                       17
    Item 3.  Defaults in Senior Securities                                   18
    Item 4.  Submission of Matters to Vote of Security Holders               18
    Item 5.  Other Information                                               18
    Item 6.  Exhibits and Reports on Form 8-K                                18

               (a)  Exhibits                                                 18
               (b)  Reports on Form 8-K                                      18

    Signatures                                                               18

PART I - FINANCIAL INFORMATION

    ITEM 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1999
                                   (Unaudited)

                                     ASSETS
 Current assets:
   Cash and cash equivalents                                    $ 4,780,324
   Accounts receivable, net                                       5,461,454
   Inventories                                                    9,214,256
   Prepaid expenses and other current assets                      3,751,644
                                                                -----------
        Total current assets                                     23,207,678

 Property and equipment, net of accumulated depreciation          1,353,790
 Intangible assets, net of accumulated amortization               2,332,639
 Loans to related parties                                            70,000
 Other assets                                                       162,522
                                                                -----------
 Total assets                                                   $27,126,629
                                                                ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Current portion of capital lease obligations                 $    22,440
   Current portion of long-term debt                              2,840,417
   Borrowings under revolving line of credit                      4,000,000
   Accounts payable                                               3,726,449
   Accrued liabilities                                            1,542,001
   Customer deposits                                                780,833
                                                                -----------
        Total current liabilities                                12,912,140

 Long-term debt                                                     124,645
 Capital lease obligations                                              703
                                                                -----------
 Total liabilities                                               13,037,488

 Commitments and contingencies

 Stockholders' equity:
 Preferred stock, par value $.01 per share;
     1,000,000 shares authorized, none issued and
     outstanding                                                          -
 Common stock, par value $.01
      per share; 20,000,000 shares authorized:
      6,394,998 shares issued and outstanding                        63,949
 Additional paid in capital                                      19,967,686
 Accumulated deficit                                             (6,106,424)
 Cumulative translation adjustment                                  163,930
                                                                -----------
 Total stockholders' equity                                      14,089,141
                                                                -----------
 Total liabilities and stockholders' equity                     $27,126,629
                                                                ===========

          The accompanying notes are an integral part of these interim condensed consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)
                                             THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                    1999              1998              1999             1998
Net sales                                    6,447,961          6,157,358         27,626,340        10,886,402
Cost of sales                                4,331,978          2,866,104         14,471,503         6,363,099

Gross profit                                 2,115,983          3,291,254         13,154,837         4,523,303

Selling, general and administrative
 expenses                                    4,785,244          1,845,232         12,256,043         5,709,490
Abandoned offering costs                       566,893                  0            566,893                 0
Research and development expenses              228,712            197,283            447,974           521,972
Total operating expenses                     5,580,849          2,042,515         13,270,910         6,231,462

Operating income (loss)                     (3,464,866)         1,248,739          (116,073)        (1,708,159)

Interest and other income                       85,284             47,103           216,714            155,433
Interest expense                              (141,880)          (551,416)         (773,053)        (1,184,705)
Amortization of debt issuance costs                  0            (75,000)          (64,519)          (160,484)

Income (loss) before income taxes           (3,521,462)           669,426          (736,931)        (2,897,915)

Provision (benefit) for income taxes          (141,080)                 0            20,000                  0

Net income (loss)                         $ (3,380,382)        $  669,426        $ (756,931)       $(2,897,915)

Earnings (loss) per share
   Basic                                      $(0.54)             $0.13             $(0.13)            $(0.57)
   Diluted                                    $(0.54)             $0.13             $(0.13)            $(0.57)

Weighted average number of shares:
   Basic                                     6,205,709          5,122,072         5,656,592          5,119,061
   Diluted                                   6,205,709          5,210,236         5,656,592          5,119,061


          The accompanying notes are an integral part of these interim condensed consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)
                                                                       1999               1998
                                                                       ----               ----
 Cash flows from operating activities:
 Net loss                                                          $  (756,931)       $(2,897,915)
 Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation and amortization                                       613,262            367,080
   Inventory write-down                                                310,000            156,620
   Amortization of debt discount                                       348,435            866,733
 Changes in operating assets and liabilities:
   Accounts receivable                                              (2,303,260)        (1,767,350)
   Inventories                                                      (3,942,943)        (1,249,855)
   Prepaid expenses and other                                       (2,754,109)          (306,225)
   Other assets                                                       (183,403)           432,804
   Accounts payable                                                  1,311,605            (47,578)
   Accrued liabilities and income taxes                                292,683           (161,337)
   Customer deposits                                                   720,000              1,958
                                                                   ------------       ------------
 Net cash used by operating activities                              (5,944,661)        (4,605,065)
                                                                   ------------       ------------

 Cash flows from investing activities:
   Purchase of property and equipment                                 (512,883)          (398,368)
   Loan to related party                                                     -             56,000
                                                                   ------------      -------------
 Net cash used in investing activities                                (512,883)          (342,368)
                                                                   ------------      -------------
 Cash flows from financing activities:
    Borrowings from revolving line of credit                         4,000,000                  -
   Net proceeds from issuance of notes payable                       2,953,890          4,971,304
   Payment of debt issuance cost                                             -           (300,000)
   Repayment of notes payable                                       (4,957,362)                 -
   Repayments on borrowings to related parties                               -            (48,477)
   Principal payments on capital lease obligations                     (22,232)           (12,602)
   Issuance of common stock through exercise of options                174,192             27,592
   Issuance of common stock                                          4,991,540                  -
   Increase in other long term liabilities                                   -              2,749
                                                                   ------------      -------------
 Net cash provided by financing activities                           7,140,028          4,640,566
                                                                   -----------        -----------

 Net increase (decrease) in cash and  cash equivalents                 682,484           (306,867)
 Effect of exchange rate changes on cash and cash equivalents          156,535             13,244
 Cash and cash equivalents, beginning of period                      3,941,305          3,981,062
                                                                   -----------        -----------
 Cash and cash equivalents, end of period                          $ 4,780,324        $ 3,687,439
                                                                   ===========        ===========

 Non-cash investing and financing activities:
 Acquisitions of businesses
   Issuance of common stock                                        $ 1,143,750       $          -
   Forgiveness of receivables                                          592,497                  -
 Acquisition of intangibles
   Issuance of common stock                                            200,000

 Supplemental cash flow information:
 Interest paid                                                     $   316,698       $    291,563
 Income taxes paid                                                      48,840             14,981


          The accompanying notes are an integral part of these interim condensed consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)
                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    ----------------------------   --------------------------
                                                      September       September    September      September
                                                      30, 1999        30, 1998     30, 1999       30, 1998
                                                     ------------    -----------   ----------    ------------
Net income (loss)                                    $(3,380,382)      $669,426    $(756,931)    $(2,897,915)
Other comprehensive income (loss):
   Foreign currency  translation adjustment              312,391         12,073      162,725          12,769
                                                     ------------      --------    ----------    ------------
Comprehensive income (loss)                          $(3,067,991)      $681,499    $(594,206)    $(2,885,146)
                                                     ============      ========    ==========    ============


          The accompanying notes are an integral part of these interim consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   General

     The accompanying unaudited interim condensed consolidated financial statements include the accounts of Dental/Medical Diagnostic Systems, Inc. and Subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the period ended December 31, 1998.


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

     For the three-month periods ended September 30, 1999 and 1998, international customers accounted for 38% and 33% of sales, respectively. For the nine-month periods ended September 30, 1999 and 1998, international customers accounted for 46% and 34% of sales, respectively. At September 30, 1999 and 1998, international customers accounted for approximately 72% and 59% of trade accounts receivable, respectively. There were no customers that accounted for more than 10% of revenues for the three-month and nine-month periods ended September 30, 1999 and 1998. Five customers accounted for 31% of the Company's accounts receivable at September 30, 1999.

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

     Computation of Earnings Per Share

     Basic net income (loss) per common share is computed by dividing net income
     (loss) by the weighted average number of shares of common stock outstanding during the period. Net income (loss) per common share assuming dilution is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares related to stock options and stock warrants are excluded from the computation when their effect is antidilutive.

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for the three and nine-month periods ended September 30, 1999 and 1998:

                                                      Three months     Three months      Nine months     Nine months
                                                         ended            ended              ended          ended
                                                      September 30,    September 30,     September 30,   September 30,
                                                          1999             1998              1999           1998
                                                      ============     =============     =============   ============
Numerator:
 Basic and diluted income available to
   common stockholders:
Net income (loss)                                     $(3,380,382)       $ 669,426       $(756,931)      $(2,897,915)
                                                      ============       =========       ==========      ============
Denominator:
   Basic weighted average shares                         6,205,709       5,122,072        5,656,592         5,119,061

   Effect of dilutive securities:
      Stock options and warrants                                 0          88,164                0                 0
                                                      ------------       ---------       ----------      ------------
   Diluted weighted average shares                       6,205,709       5,210,236        5,656,592         5,119,061
                                                      ============       =========       ==========      ============

     Common shares related to stock options and stock warrants that are antidilutive amounted to approximately 5,515,363 and 4,906,500 for the three-month periods ended September 30, 1999 and 1998, respectively. For the nine-month periods ended September 30, 1999 and 1998, the antidilutive stock options and stock warrants amounted to 5,515,363 and 5,081,223, respectively.

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

     No tax effect has been allocated to the foreign currency translation adjustment for the periods presented.

     The following is a reconciliation of accumulated other comprehensive income balance for the nine-month period ended September 30, 1999:

                Beginning balance                           $  1,205
                Current period change                        162,725
                                                            --------
                Ending balance                              $163,930
                                                            ========

3.   Related Party Transactions

     On May 27, 1997, the Company loaned Dewey Perrigo, Vice President of Sales of the Company, and Andrea Niemiec-Perrigo, an employee of the Company, $126,000 for the purpose of buying a home. The Promissory Notes evidencing such loans bear interest at prime plus .25% (presently 8.75%), and are due and payable on November 30, 1999. On August 19, 1998, a principal payment of $56,000 and an interest payment of $6,152 were made leaving a loan balance of $70,000.

4.   Inventories

     Inventories consisted of the following at September 30, 1999:

                Raw materials               $4,945,348
                Work in process                422,739
                Finished goods               3,846,169
                                            ----------
                                            $9,214,256
                                            ==========

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

     In the month of September, the Company entered into a covenant not to compete with Plasma X Europe. Under the terms of the agreement Plasma X Europe has agreed not to compete with the Company in exchange for 50,000 shares of common stock.

6.   Segment Information

     The Company operates in one segment - dental medical equipment which, at September 30, 1999, comprised four main products: TeliCam Systems - an intraoral camera and dental networking system; Apollo 95E tooth whitening and curing system; other accessories including the Apollo Secret whitening product and ASAP composite materials; and MPDx digital x-ray systems. Accordingly no separate segment information is provided other than Enterprise Wide disclosures as required by SFAS No. 131.

     The following are sales by product lines for the three and nine month periods ended September 30, 1999 and 1998:

                       Three months      Three months      Nine months      Nine months
                          ended             ended             ended            ended
                      September 30,     September 30,     September 30,    September 30,
                           1999              1998             1999              1998
                      ------------------------------------------------------------------
     TeliCam           $ 1,310,786         $1,298,061     $ 4,032,140       $4,165,168
     Apollo 95E          4,245,330          4,578,630      20,606,269        6,009,909
     MPDx                   72,100                  -          72,100                -
     Other                 819,745            280,667       2,915,831          711,325
                      ------------------------------------------------------------------
                       $ 6,447,961        $ 6,157,358     $27,626,340      $10,886,402
                      ==================================================================

     The Company ships products from its operations in the US and Europe. The following are sales by its US and European locations for the three- and nine-months ended September 30, 1999 and 1998:

                                   Three months      Three months      Nine months      Nine months
                                      ended             ended             ended            ended
                                  September 30,     September 30,     September 30,    September 30,
                                       1999              1998             1999              1998
                                 -------------------------------------------------------------------
    Sales by geography:
    United States                   $4,047,578        $4,147,788      $18,103,182        $7,469,293
    Europe                           2,400,383         2,009,570        9,523,158         3,417,109
                                 -------------------------------------------------------------------
                                    $6,447,961        $6,157,358      $27,626,340       $10,886,402
                                 ===================================================================

     The following is long-lived asset information by geographic area as of September 30, 1999:

                                           September 30, 1999
                                          ----------------------
              Long Lived assets:
              United States                    $1,105,836
              Europe                              247,954
                                               $1,353,790


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

INTRODUCTION

    We design, develop, manufacture and sell high technology dental equipment and related consumables. Our highest grossing product is the tooth curing and whitening device known as the "Apollo 95E." We also market and sell a line of whitening products known as "Apollo Secret" for use in conjunction with the Apollo 95E, a line of composite resin materials known as "ASAP - Accelerated Solutions for Aesthetic Procedures," also for use in conjunction with the Apollo 95E. We continue to manufacture and sell intraoral camera systems, known as the "TeliCam II System," and "TeliCam Elite," and a multi-operatory intraoral camera system, known as the InTELInet, for use in connection with the TeliCam II System and TeliCam Elite. In addition, we began shipping a digital x-ray system known as the "MPDx" at the end of the third quarter.

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

         The Apollo 95E was introduced into markets outside of the US and Canada in March 1998, and in the US and Canadian markets in August 1998. The Apollo 95E accounted for $4,245,330 in revenues for the three-month period ended September 30, 1999 and $20,606,269 in revenues for the nine-month period ended September 30, 1999, as compared to $4,578,630 and $6,009,909 for the same periods in 1998. Revenues attributed to the TeliCam intraoral cameras have increased slightly to $1,310,786 for the three-month period ended September 30, 1999 and declined slightly to $4,032,140 for the nine-month period ended September 30, 1999 as compared to $1,298,061 and $4,165,168 for the same periods in 1998.

    The Company entered into an agreement with Suni Imaging Microsystems, Inc. ("Suni") to develop digital x-ray technology in September 1998. The Company has obtained exclusive rights to market products to the dental market incorporating the digital x-ray technology developed by Suni. Suni will retain the rights to the developed microchip technology underlying the x-ray system. The resulting product, MPDx, is used in place of the traditional x-ray machines in dentist offices and has been shown to give out as much as 90% less radiation as the traditional x-ray machines. In addition, the images are displayed on a computer screen, eliminating the need for film and film processing and the retaking of photos due to over- or under- exposure. The Company began shipping MPDx in September 1999.

RESULTS OF OPERATIONS

    We derive our revenues primarily from the sale of four product lines:
TeliCam intra-oral camera systems, Apollo 95E curing and whitening devices, Apollo Secret tooth whitening chemicals and ASAP composite materials for use in conjunction with the Apollo 95E, which began shipping in the fourth quarter of 1998 and second quarter 1999, respectively, and the MPDx digital x-ray system which began shipping at the end of the third quarter of 1999. Through September 30, 1999, the sales of Apollo Secret, ASAP and the MPDx systems have been less than 15% of total sales.

     Revenues by product line for the three and nine month periods ended September 30, 1999 and 1998, are reflected in the following table:

                     FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30,        FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30,
                     -----------------------------------------------        ----------------------------------------------
                          1999       %           1998           %               1999          %          1998         %
                          ----       -           ----           -               ----          -          ----         -
     Apollo 95E        $4,245,330    66%       $4,578,630      74%           $20,606,269     75%     $ 6,009,909     55%
     TeliCam            1,310,786    20%        1,298,061      21%             4,032,140     15%       4,165,168     38%
     MPDx                  72,100     1%                -       -                 72,100      0%               -      -
     Other                819,745    13%          280,667       5%             2,915,831     10%         711,325      7%
                      -----------    ----      ----------     ----           -----------    ----     -----------
                       $6,447,961    100%      $6,157,358     100%           $27,626,340    100%     $10,886,402    100%
                      ===========    ====      ==========     ====           ===========    ====     ===========    ====


    NET SALES. Net sales for the three-month periods ended September 30, 1999 and 1998, were $6,447,961 and $6,157,358 respectively. For the nine-month periods ended September 30, 1999 and 1998, net sales totaled $27,626,340 and $10,888,402, respectively.

    Net sales for the three-month period ended September 30, 1999 increased approximately 5% from the three-month period ended September 30, 1998. Net sales for the nine-month period ended September 30, 1999 increased approximately 154% from the nine-month period ended September 30, 1998. For the three-month periods ended September 30 for 1999 and 1998, TeliCam System sales represented 20% and 21% of total sales, respectively whereas for the nine-month periods ended September 30, 1999 and 1998 TeliCam Systems sales represented 15% and 38%, respectively. For the three-month periods ended September 30, 1999 and 1998, Apollo 95 E represented 66% and 74% of total sales, respectively. For the nine-month periods ended September 30, 1999 and 1998 Apollo 95E represented 75% and 55% of total sales, respectively. Apollo 95E began shipping in Europe during the first quarter of 1998 and in the United States during the third quarter of 1998. Comparing product line sales in dollars for the three-month period ended September 30, 1998 to the three-month period ended September 30, 1999, Apollo sales decreased $333,300 while TeliCam sales increased $12,725. The decrease in Apollo sales from 1998 to 1999 was caused by an increase in demand in 1998 resulting from pre-launch advertising, publicity and focused selling efforts. Comparing product line sales in dollars for the nine-month period ended September 30, 1998 to the nine-month period ended September 30, 1999, Apollo sales increased $14,596,360 while TeliCam sales decreased $133,028. Sales of other accessories, including ASAP and Apollo Secret, increased $2,204,506 primarily due to increased sales in consumable products. The MPDx digital x-ray systems began shipping at the end of the third quarter. We expect, but do not guarantee that, the steady trend in TeliCam sales will continue into the future. No assurance can be given that the Apollo 95E sales growth will continue in the future.

    COST OF SALES. Cost of sales for the three-month periods ended September 30, 1999 and 1998, were $4,331,978, or 67% of net sales, and $2,866,104, or 47% of net sales, respectively. Cost of sales for the nine-month periods ended September 30, 1999 and 1998, were $14,471,503, or 52% of net sales, and $6,363,099, or 58% of net sales, respectively. Cost of sales as a percentage of net sales for the three-month period ended September 30, 1999 increased from the same period in 1998 primarily due to a decrease in the margin on the TeliCam resulting from increased market saturation and a write down of inventory value to net realizable value during the three-month period ended September 30, 1999. Cost of sales as a percentage of net sales for the nine-month period ended September 30, 1999 decreased from the period in 1998 primarily due to more favorable margins on the Apollo 95E, which represented 75% of net sales as opposed to 55% for the nine-month period ended September 30, 1998. While the more favorable margins on the Apollo 95E have helped to decrease the cost of sales as a percentage of net sales, we expect that margins on the sale of the TeliCams will continue to shrink, and thus the cost of sales of the TeliCams as a percentage of net sales of the TeliCams is expected to continue to increase in the future.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $4,785,244, or 74% of net sales, and $1,845,232, or 30% of net sales, for the three-month periods ended September 30, 1999 and 1998, respectively. Selling, general and administrative expenses totaled $12,256,043, or 44% of net sales, and $5,709,490 or 52% of net sales, for the nine-month periods ended September 30, 1999 and 1998, respectively. The absolute dollar increases in this expense category for both the three and nine month periods ended September 30, 1999 and 1998 are primarily attributed to a combination of increased sales commissions resulting from increased sales volumes, increased salaries, and increased marketing costs resulting from enhanced marketing efforts. The decrease in selling, general and administrative expenses as a percentage of net sales for the nine month period ended September 30, 1999 versus 1998 can be attributed to the substantial increase in net sales. These expenses are expected to continue to increase on an absolute dollar basis as sales volumes increase and additional marketing costs are incurred for the introduction of new products. The increase in selling, general and administrative expenses as a percentage of net sales for the three-month period ended September 30, 1999 versus 1998 is due to the increase in salaries and increased marketing costs resulting from the introduction of the MPDx digital x-ray which began selling late in the third quarter, and enhanced marketing efforts on our other products.

     ABANDONED OFFERING COSTS. During the quarter ended September 30, 1999, we wrote off $566,893 of costs related to an abandoned secondary offering.

    RESEARCH AND DEVELOPMENT. Research and development expenses totaled $228,712, or 4% of net sales, and $197,283, or 3% of net sales, for the three-month periods ended September 30, 1999 and 1998, respectively. Spending in research and development is slightly up as our overseas facilities increases their research into new technologies. Research and development expenses totaled $447,974, or 2% of net sales, and $521,972, or 5% of net sales, for the nine-month periods ended September 30, 1999 and 1998, respectively. Spending in this category is slightly down for the nine-month period as development of the digital x-ray is largely complete. We expect research and development expenses to increase in future periods if we are able to identify and continue to pursue the development of new technologies.

    INTEREST AND OTHER INCOME. Interest income totaled $85,284, and $47,103 for the three-month periods ended September 30, 1999 and 1998. Interest and other income totaled $216,714, and $155,433 for the nine-month periods ended September 30, 1999 and 1998, respectively. This income is primarily attributable to the interest earned by investing available cash in a short-term management account through Imperial Bank and Comerica Bank.

    INTEREST EXPENSE. Interest expense totaled $141,880, and $551,416 for the three-month periods ended September 30, 1999 and 1998, respectively. Interest expense totaled $773,053, and $1,184,705 for the nine-month periods ended September 30, 1999 and 1998, respectively. This expense category includes interest paid on capital lease obligations, on bridge notes, on notes payable to related parties, on our senior subordinated notes and amortization of debt discount. The substantial decrease in the three-month period ended September 30, 1999 is primarily due to the repayment of the $4.5 million of senior subordinated notes, which were repaid in January 1999 with proceeds from the new credit facility with Imperial Bank and the corresponding full amortization of the debt discount associated with the warrants issued with the $4.5 million notes

    Amortization of debt issuance costs was $75,000 for the three-month period ended September 30, 1998. For the three-month period ended September 30, 1999, there was no amortization of debt issuance costs. Amortization of debt issuance costs totaled $64,519 and $160,484 for the nine-month periods ended September 30, 1999 and 1998, respectively. This represents the amortization of the issuance costs incurred in connection with the $4.5 million Senior Subordinated Notes issued in March 1998. These costs were amortized over the term of the Notes, with the remaining unamortized costs written-off in January 1999 when we repaid the Senior Subordinated Notes out of the proceeds of our new credit facility with Imperial Bank.

    NET INCOME (LOSS). Net loss for the three- and nine-month periods ended September 30, 1999 totaled $3,380,382 or $0.54 per share on a diluted basis and $756,931 or $.13 per share on a diluted basis, respectively. Net income for the three-month period ended September 30, 1998 totaled $669,426, or $0.13 per share, and net loss for the nine-month period ended September 30, 1998 totaled $2,897,915, or $0.57 per share.

CAPITAL RESOURCES AND LIQUIDITY

    For the nine-month period ended September 30, 1999, we used net cash of $5,944,661 in operations as compared to $4,605,065 for the nine-month period ended September 30, 1998. Accounts receivable increased from $3,757,865 at the prior year-end to $5,461,454 at September 30, 1999, primarily as a result of the increase in sales during the nine-month period ended September 30, 1999. Accounts payable and accrued liabilities totaling $5,268,450 at September 30, 1999 increased from $3,653,831 at the prior year-end primarily due to increased inventory purchases. Inventory levels increased approximately $3,655,000 to accommodate the increased sales volume generated by the Apollo 95E and in preparation of the product launch of our MPDx digital x-ray, which began shipping at the end of the third quarter.

    Capital expenditures for the nine-month period ended September 30, 1999 were approximately $513,000, with approximately $78,000 spent for the purchase of furniture and fixtures approximately $317,000 spent for computer equipment with the remainder consisting of equipment, tooling and software acquisitions. Cash and cash equivalents on hand for the nine-month period ended September 30, 1999 were $4,780,324 as compared to $3,687,439 for the nine-month period ended September 30, 1998.

    For the nine-month period ended September 30, 1999, we received net cash of $7,340,028 from financing activities as compared to $4,640,566 for the nine-month period ended September 30, 1998. On July 16, 1999 we raised approximately $5,000,000 in additional capital by selling 901,000 shares of common stock to eight investors. The shares were issued in a private placement and were then subsequently registered for resale on a Form S-3 Registration Statement filed on July 23, 1999 and subsequently declared effective.

    On January 4, 1999, we replaced our credit agreements with our previous lender, Comerica, with a $6,950,000 facility with Imperial Bank. The Imperial facility comprises a $2,500,000 fixed rate non-revolving line of credit due May 31, 2000; a $4,000,000 variable rate revolving line of credit due May 31, 2000; and a $450,000 variable interest rate loan repayable in 16 monthly installments. The facilities are collateralized by our assets. We intend to use the credit facilities, when needed, for working capital, capital expenditures and general corporate purposes. On January 21, 1999, we borrowed against the Imperial facility to repay the balance owing on the Comerica capital credit line of $343,890 plus accrued interest of $1,120. On January 25, 1999, we borrowed against the Imperial facility to repay the $4,500,000 12% Senior Subordinated Notes plus accrued interest of $189,000. At September 30, 1999, $6,840,417 was outstanding under the Imperial facility.

     As of the end of September 1999, the expenditures for continued research and development for products incorporating digital x-ray technology, the minimum purchase obligations under the manufacturing agreement with Suni Microsystems, and the minimum purchase obligations under the Exclusive License Agreement with Chrysalis Dental are the only significant future commitments. These commitments will be financed by cash from continuing operations, the proceeds of the Imperial credit facility and approximately $5,000,000 from the July 16, 1999 sale of 901,000 shares of common stock to eight investors. The shares were offered and sold in a private placement and were then subsequently registered for resale under the Securities Act of 1933We believe that we will need to raise additional capital in order to finance inventory and meet our cash requirements during the next twelve months. We are currently in negotiations with a group of prospective investors to sell a series of preferred stock which would enjoy rights and preferences senior to the Common Stock and would be exchangeable into Common Stock. We can give no assurance that our current negotiations will result in a definitive agreement or, if an agreement is reached, that the funds raised will be sufficient to meet our current cash requirements. We can also give no assurance that additional financing will be available when needed or that, if available, that it will be on terms we consider to be favorable. If needed funds are not available, we may be required to limit or forego the development of new products, limit purchases of inventory or even limit current operations, which could have a material adverse effect on our business, operating results and financial condition.

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

    The Year 2000 issue has an impact on both information technology systems and non-information technology systems, such as manufacturing systems and physical facilities including, but not limited to, security systems and utilities. We have tested all of our information technology systems and non-information technology systems for Year 2000 readiness. All of our non-information technology systems are Year 2000 compliant. With respect to information technology systems, our in-house data network and workstations are Year 2000 compliant.

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

RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH TO EVALUATE OUR LIKELIHOOD OF SUCCESS.

    We have only manufactured and distributed our TeliCam systems since October 1995 and manufactured and distributed our Apollo 95E since March 1998 and we began manufacturing and distributing our digital x-ray systems in September 1999. Therefore, we have a limited relevant operating history upon which to evaluate the likelihood of our success. Factors such as the risks, expenses and difficulties frequently encountered in the operation and expansion of a relatively new business and the development and marketing of new products must be considered in evaluating the likelihood of success of our company.

WE HAVE A HISTORY OF LOSSES AND ACCUMULATED DEFICIT AND THIS TREND OF LOSSES MAY CONTINUE IN THE FUTURE.

    For the period from October 23, 1995 to March 2, 1996 we had a net loss of $1,625,213. For the fiscal year ended December 31, 1997 we had a net loss of $2,044,729 and for the fiscal year ended December 31, 1998 we had a net loss of $1,816,702. For the three and nine-month periods ended September 30, 1998, we had net income of $669,426 and incurred a net loss of $2,897,915, respectively, and for the three and nine-month periods ended September 30, 1999 we had net losses of $3,380,382 and $756,931, respectively. At September 30, 1999, our accumulated deficit was $6,106,424. Our ability to obtain and sustain profitability will depend, in part, upon the successful marketing of our existing products and the successful and timely introduction of new products. Although the Company was profitable in the quarter and six-month period ended March 31, 1999 and June 30, 1999, respectively, there can be no assurance that the Company will return to profitability.

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

ONE OF OUR PRIMARY PRODUCTS HAS HAD A SIGNIFICANT DECLINE IN SALES AND IF THIS DECLINE CONTINUES WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY.

    The TeliCam systems, together with related products such as the InTELInet system, and the Apollo 95E have been our primary products and during the first nine months of 1999 and have made up a substantial portion of our revenue. We believe that the market for intraoral cameras, such as the TeliCam systems, is a market that has declined. TeliCam systems sales have recently been at or below levels of prior comparable periods, a trend that we expect to continue.

AS A RESULT OF DECLINING INTRAORAL CAMERA MARKET, OUR FUTURE DEPENDS ON OUR ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS.

    As a result of the decline in the intraoral camera market, our future depends upon our ability to increase demand for our other products and our ability to develop and successfully introduce new products to make up for the diminished sales of the Telicam systems. Development of new product lines is risk intensive and often requires:

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

    We anticipate that we will need additional capital during the next 12 months to satisfy our expected increased working capital and research and development requirements for our planned new products. We are currently in negotiations with a group of prospective investors to sell a series of preferred stock which would enjoy rights and preferences senior to the Common Stock and would be exchangeable into Common Stock. We can give no assurance that our current negotiations will result in a definitive agreement or, if an agreement is reached, that the funds raised will be sufficient to meet our current cash requirements. We can also give no assurance that additional financing will be available when needed or that, if available, that it will be on terms we consider to be favorable. If needed funds are not available, we may be required to limit or forego the development of new products or even limit current operations, which could have a material adverse effect on our business, operating results and financial condition.

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

    Under the Federal Food, Drug, and Cosmetic Act, FDA has the authority to control the introduction of new products into the marketplace. Unless specifically exempted by the agency, medical devices enter the marketplace through either FDA clearance of premarket approval application or FDA approval of an application for 510k clearance. FDA conducts periodic inspections to assure compliance with its regulations.

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

    Our success is highly dependent upon our Chairman of the Board and Chief Executive Officer, Robert H. Gurevitch. Unlike larger companies, we rely heavily on a small number of officers to conduct a large portion of our business. The loss of service of Robert H. Gurevitch along with the loss of his numerous contacts and relationships in the industry would have a material adverse effect on our business. We have entered into an Employment Agreement with Robert H. Gurevitch under which he has agreed to render services to us until October 1, 2001. We have obtained "key person" life insurance on Mr. Gurevitch in the amount of $2,000,000, of which we are the sole beneficiary, but there can be no assurance that the proceeds of such insurance will be sufficient to offset the loss to us in the event of his death.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

    On July 16, 1999, sold 901,000 shares of Common Stock to eight investors. The Company received aggregate gross proceeds of $5,000,000 which will be used for working capital. The offer and sale of these shares were exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the "Act") by virtue of Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. The resale of these shares was registered under the Act on a Form S-3 Registration Statement filed on July 23, 1999 and subsequently declared effective.

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

                               Dental/Medical Diagnostic Systems, Inc.


Date   NOVEMBER 15, 1999      By:  /S/ ROBERT H. GUREVITCH
                                   -------------------------------------------
                                    Robert H. Gurevitch
                                    Chairman and Chief Executive Officer

Date   NOVEMBER 15, 1999      By:  /S/ STEPHEN F. ROSS
                                   -------------------------------------------
                                    Stephen F. Ross
                                    Vice President and Chief Financial Officer