Form 10KSB
period 1999-12-31
DENTAL MEDICAL DIAGNOSTIC SYSTEMS INC
filed 2000-03-30
CIK 738194

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB
                            ------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                          COMMISSION FILE NO. 0-12850

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

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ended December 31, 1999 were $38,180,996.

     At March 24, 2000, the issuer had 6,497,564 shares of Common Stock, $0.01 par value per share, 2,000 shares of Series A Preferred Stock, $.01 par value per share, and 2,250 shares of Series B Preferred Stock, $.01 par value per share issued and outstanding.

     The aggregate market value of the outstanding voting and non-voting common equity held by non-affiliates of the issuer computed by reference to the average bid and asked price of such common equity as of March 27, 2000 was $14,282,168.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Transitional Small Business Disclosure format:  Yes  [ ]  No  [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of Dental/Medical Diagnostic Systems, its directors or officers with respect to, among other things (a) trends affecting the financial condition or results of operations of Dental/Medical Diagnostic Systems and (b) the business and growth strategies of Dental/ Medical Diagnostic Systems. The stockholders of Dental/Medical Diagnostic Systems are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Sections -- "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Risk Factors". Dental/Medical Diagnostic Systems undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Dental/Medical Diagnostic Systems, Inc. ("Company") designs, develops, assembles and markets high technology dental equipment and related consumables. The Company's best selling product during 1999 was the tooth curing and whitening device known as the "Apollo(TM)". The Company also markets and sells a line of whitening gels known as "Apollo Secret(R)" for use with the Apollo(TM), a line of composite resin materials known as "ASAP -- Accelerated Solutions for Aesthetic Procedures," also for use with the Apollo(TM). Due to less than expected sales, the Company discontinued the composite product line in the first quarter of 2000. In addition, the Company manufactures and sells intraoral camera systems, known as the "TeliCam II System," and "TeliCam Elite," and a multi-operatory intraoral camera system, known as the "InTELInet," for use in connection with the TeliCam II System and TeliCam Elite. In September of 1999, the company introduced a digital dental x-ray device known as "MPDx(TM)-MegaPixel Diagnostic System or MPDx(TM)".

     The Company's current customers are dentists in the domestic and international marketplace. The Company has also released a tooth whitening kit for use in the home which will be sold directly to consumers. In the domestic market, the United Kingdom and Germany, the Company sells directly to dentists. In the international market, with the exception of the United Kingdom and Germany, the Company sells its products through independent dealers and distributors. The Company's products are not available through traditional retail channels.

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

          Delivery of Innovative, Value-Oriented Products. The Company seeks to provide innovative products that offer a strong price-value relationship to its customers. The Company endeavors to deliver products that offer, or will offer, greater or differentiated operating features, such as the Company's Apollo(TM) (described below) which can cure most composite materials in just three seconds per layer, as compared with the 10-40 seconds per layer it takes other competing brands of curing lamps, and is able to whiten teeth in under 40 minutes. The Company plans to develop a cordless version of the Apollo(TM) featuring a new light source technology as well as a cordless version of the intraoral camera for customer release during the third quarter of 2000. The Company introduced MPDx(TM), an innovative digital x-ray technology, into the worldwide marketplace in September 1999. MPDx(TM) provides the thinnest sensors available and significantly reduces the patient exposure to radiation.

          Ongoing Commitment to Product Development. The Company is continually seeking innovative technology to incorporate into its dental products. From inception (October 23, 1995) through December 31, 1999, the Company has devoted approximately $4.47 million to product development activities, including approximately $1,823,000 in fiscal 1999. The dental market is highly competitive and the Company believes that its focus on new and improved technologies is essential if the Company is to continue to grow and maintain a competitive position in the marketplace.

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

          Expansion of Domestic and International Sales. Although both the domestic and international dental supply markets are highly competitive, the Company believes that the size of these markets provides an opportunity for growth. The Company increased its sales in the current year through the introduction of new products, namely the digital x-ray device (MPDx(TM)), and increased sales of existing products including the composite curing and tooth whitening device (Apollo(TM)) and the related whitening consumable, Apollo Secret(R). The Company plans to introduce a hand held version of the Apollo(TM) and a cordless intraoral camera during the third quarter of 2000. In addition, the Company introduced a tooth whitening kit for home use known as Apollo Secret(R) Home Whitening Kits in the first quarter of 2000. Also, in 1999, in an effort to expand international sales of its current and future products, the Company has changed its marketing strategy in the two biggest markets in Europe, Germany and the United Kingdom, by acquiring the assets of the third party distributors with which the Company previously had agreements to distribute the Company's products in those respective countries. The Company believes that by duplicating its domestic marketing strategy in Germany and the United Kingdom of selling directly to dentists, the Company has increased its opportunity for revenue growth because of the increased direct access to customers. The Company intends to capitalize on its experienced management and sales team to increase its domestic and international sales.

CURRENT PRODUCTS

  The Apollo(TM)

     On October 2, 1997, the Company purchased the assets of S.E.D. Gerant ("S.E.D."), a company organized under the laws of France. Among the acquired assets was a patent for S.E.D.'s "Biotron" soft tissue surgery instruments. From this technology, the Company developed the "Apollo(TM)" a unique, visible-light curing instrument which is designed for two different applications: the hardening of tooth-colored dental composite materials in three seconds or less and for single appointment, in-office tooth whitening in less than forty minutes. This safe plasma-arc lamp uses a high-frequency electrical field to generate plasma energy, which is ideal for the fast-curing (hardening) of photosensitive composites. The Apollo(TM) also produces light and heat which, when used in conjunction with the Apollo Secret(R) whitening materials, activates the whitening chemicals in the Apollo Secret(R). The result of this activation is dramatic whitening of stained teeth. The rapid performance of the Apollo(TM) in both hardening composite materials and whitening teeth enables an average dental practice to save about 5 to 8 hours per month of a dentists time.

     Curing Composites: Tooth-colored composite materials are one of the most requested methods of tooth restoration (bonding) in use today. They are delivered to the tooth in syringe-shaped tubes and then shaped into the proper tooth contours with dental instruments. In order to cure (harden) these paste-like materials, a visible light curing lamp (Apollo(TM)) is used to initiate the proper chemical reaction. The hand-piece to the Apollo(TM), which delivers the actual light source to the mouth, is a cylindrical shaped instrument approximately the size of a large pen with a curved end designed to make it easy for a dentist to be able to restore or whiten hard to reach surface areas of teeth.

     The Apollo(TM) cures most these filling materials in just three seconds per layer compared with the 10-40 seconds per layer it takes other competing brands of curing lamps. Most restorations require the dentist to place multiple layers of composite material into/onto a tooth, curing each layer separately. With the curing lamps that are still used in most dental offices today, total curing time per tooth averages 2 minutes. The Apollo(TM) shortens the curing time in most cases to under 9 seconds with the same results. Composite curing is an essential aspect for the practice of dentistry in all countries, making curing lamps a practical device for all dental offices.

     Whitening: "Power bleaching" or "Light-assisted Bleaching" is fast becoming a sought-after dental protocol which allows the patient to leave the dental office, in under 40 minutes, with a dramatically whitened smile. The only alternative tooth-whitening method to the Apollo(TM) currently available requires the patient to wear an uncomfortable custom-fitted tray filled with unpleasant tasting whitening gels. In order to achieve dramatic whitening results, the trays would have to be worn overnight or for several hours a day for two to three weeks. In addition, patients often find themselves in pain from soft-tissue contact with the caustic gel.

     With the Apollo(TM), the process is much quicker. The Apollo Secret(R) gel is simply applied to the patient's teeth without any tissue protection, as the gel's special neutralizing component virtually eliminates any tooth or tissue sensitivity. The dentist or dental assistant holds the Apollo(TM) against the gel and then applies the light to each tooth for only 3 seconds. Several passes are made around all of the teeth being bleached and 40 minutes later the patient leaves the office with whitened teeth.

     Because the Apollo(TM) is not a laser device, in-office tooth whitening in less than forty minutes can be done by a dental assistant in a majority of states in the United States. This allows the dentist to concentrate on more complex procedures, while offering dentists an additional source of revenue that can be generated by a dental hygienist/assistant.

     In March 1998, the Company introduced this proprietary, non-laser technology to markets outside of the US and Canada. After receiving FDA 510(k) approval in August 1998, the Company began shipping the Apollo(TM) in the U.S. and Canada. The Company's facility in Irvine, CA handles the manufacturing and shipping of this product line world-wide after the France manufacturing facility stopped manufacturing the Apollo(TM) in October of 1999.

     The product's sales increased for the first three quarters after introduction. Over the past three quarters, sales have declined due to competition as competitor's lamps curing time became closer to the that of the Apollo(TM). In addition, the composite material companies and several lecturing dentists still question the curing properties of high intensity curing lamps. The Company believes that the Apollo(TM) non-laser lamp produces faster composite curing and in-office tooth whitening results than any other known like-product available today, including dental lasers designed for curing. In addition, the Company believes that as more dentists use the technology the more acceptance it will receive from the dental industry.

     On October 2, 1998, the Company entered into an agreement with Chrysalis Dental, Inc. ("CDI") which grants to the Company the exclusive worldwide license to make or have made, use, or sell patent pending tooth whitening products created by CDI. Under this license, the Company has begun marketing its own line of tooth whitening gels (Apollo Secret(R)), intended for use with the Apollo(TM) and competing lamps.

     Since the introduction of the Apollo(TM) in March 1998, and through December 31, 1999, the Company has sold 4,928 units internationally, and 8,741 units domestically.

  MPDx(TM), Digital X-ray

     The Company has entered into an agreement with Suni Imaging Microsystems, Inc. ("Suni") to develop digital x-ray technology for incorporation into a digital x-ray system for the dental market. The Company has obtained exclusive rights to market products to the dental market incorporating certain digital x-ray technology developed by Suni. The Company introduced this product in September 1999. Suni will retain the rights to developed microchip technology underlying the x-ray system it develops for the Company. Digital x-ray systems, including those currently on the market, reduce radiation exposure compared to conventional film based x-ray systems and allow dentists to view x-ray images in real-time without the time-consuming process of film development while also eliminating the need to use and dispose of toxic chemicals required to develop conventional x-ray film. The Company believes that this technology will provide improved image quality and a more comfortable sensor (the thinnest available) for the patient at a lower price point than competitive systems. This technology also is designed to allow database storage, electronic transmission, and recall of images for comparison purposes.

     On March 17, 1999, the Company entered into a manufacturing agreement with Suni under which Suni has agreed to assemble, test and package the Company's digital x-ray system incorporating the digital x-ray technology developed by Suni for the Company. Under this agreement, which has a three year term, the Company has guaranteed payment in full for at least 3,000 units per year and has agreed to place orders for at least 750 units per quarter beginning in the fourth quarter of 1999. The Company has also agreed to fulfill all of its requirements for the x-ray product from Suni during the term of the agreement. The Company is in the process of obtaining UL and CE approval for MPDx(TM). From the time of its first introduction in September of 1999, an aggregate of 266 MPDx(TM) digital x-ray systems have been sold by the Company. If the Company fails to purchase at least 750 units per quarter from Suni, the Company may lose its exclusive right to market products to the dental market incorporating certain digital x-ray technology developed by Suni.

  The TeliCam, Intraoral Cameras

     The Company's best selling product from 1996 through mid-1998 was its line of intraoral cameras beginning with the "TeliCam I," which was introduced into the market in February 1996. In the second quarter of 1997, the Company began marketing the "TeliCam II System," which was developed to allow the video interfacing of multiple examination rooms via the Company's networking system known as "InTELInet" (described below). Currently, the Company's primary intraoral camera is the "TeliCam Elite," which was introduced into the market during the second quarter of 1998. The distinguishing feature that sets the TeliCam apart from competing intraoral dental cameras is the proprietary "Teli" CCU processor. This "frame grabber computer chip" allows the camera to capture and "freeze" multiple video images and display them simultaneously without an additional external device such as a computer, video recorder, or video color printer. In addition, the Teli CCU processor incorporates an automatic light intensity control which substantially eliminates reflection and glare from the intraoral illumination providing clearer video images. The Company has exclusive worldwide rights to market the Teli CCU processor to the dental market. Through December 31, 1999, the Company had sold an aggregate of 8,833 TeliCam I, TeliCam II and TeliCam Elite Systems to dentists throughout the United States, as well as to several dental schools, and an aggregate of 3,328 TeliCam I, TeliCam II and TeliCam Elite Systems internationally.

     As a result of price erosion and decreasing margins caused by increased competition from new manufacturers entering the marketplace, the Company believes that the market for intraoral cameras has become both saturated and less profitable, resulting in a decline in revenues from the Company's intraoral camera products. Revenue from intraoral cameras declined from $6.6 million in the year ended December 31, 1998 to $6.3 million in the year ended December 31, 1999, and gross margins for intraoral cameras declined from 70% in the year ended December 31, 1998 to 35% in the year ended December 31, 1999. The Company is currently researching new technological advancements and clinical uses for its line of intraoral cameras.

  InTELInet

     In November 1996, the Company introduced its InTELInet Video Monitoring System ("InTELInet") which creates a video-electronic information link between different examination rooms within the same dental office. The System includes a minimum of two intraoral video cameras, a video monitor with built-in VCR, cable installation and a single video printer. The InTELInet System allows dentists and their auxiliaries to conduct multiple patient video examinations at the same time. This proprietary design allows for the use of just one central video printer to interface with multiple operatories using cameras simultaneously. This creates a cost savings and functional benefit when compared to competing dental inter-operatory video networking systems that require expensive computers, video printers, or capture devices for each operatory.

     Due to the general absence of multiple operatory practices outside of the United States, the InTELInet is only being marketed domestically at this time. The InTELInet network is only compatible with DMD intraoral dental cameras. In addition, the Company has designed the InTELInet system to be compatible with the digital x-ray technology. From the time of its first introduction in late November 1996, through December 31, 1999, an aggregate of 1,025 InTELInet multiple operatory networking systems have been sold by the Company.

  Product Development.

     The Company intends to pursue growth through new product development and introduction and by improving and updating its current products to respond to competitive pressures.

     On June 2, 1999 the Company entered into an agreement with Light Technologies to develop a hand held cordless curing lamp with a new light source technology. The Company received exclusive worldwide rights to develop and market products developed from this technology for the dental and other medical markets. Light Technologies will retain the rights to manufacture the product for two years. After two years, the Company can purchase the product from the lowest priced vendor. The Company believes that this hand held lamp will provide faster curing times and require less maintenance than competing products. This hand held curing lamp provides sub-second to 3 second per layer curing using diodes. Most hand held curing lamps used today require a total curing time per tooth of approximately 2 minutes. The diode technology works without a bulb. Currently, curing lamps today require the replacement of the bulbs each year. If a 510(k) Clearance, or a pre-market notification from the FDA, has then been received the Company plans to introduce this lamp in the third quarter of 2000. The Company believes that it will receive a 510(k) Clearance from the FDA for this product before or during the third quarter of 2000.

     On September, 1999, the Company entered into an agreement with Chrysalis Dental, Inc. ("CDI") for the exclusive worldwide right to make or have made, use, or sell patent pending in-home whitening kits known as Apollo Secret(R) Home Whitening Kit products created by CDI. Under this license, the Company has begun marketing its own line of in-home whitening kits. The Apollo Secret(R) Home Whitening Kits use pre-filled trays and the treatments are for 15 minutes for five days. The product does not require dentist supervision, so it can be sold directly to the public. The Company introduced this product in the first quarter of 2000. The other home tooth-whitening method requires the patient to wear a more expensive and uncomfortable custom-fitted tray filled with unpleasant tasting whitening gels. In order to achieve dramatic whitening results, the trays would have to be worn overnight or for several hours a day for two to three weeks.

     On March 8, 2000, the Company entered into an agreement with DDM Sarl to develop a cordless, remote controlled, high resolution, intraoral camera. The Company has obtained exclusive worldwide rights outside of France to develop and market products for the dental and other medical markets. The new cordless camera features a video transmission which can be saved onto a floppy disk. The Company believes that the camera provides better depth of field, connects to a PC by USB port (no video boards required), and has remote freeze frame ability. The Company is in the process of obtaining CE approval for the product. The product has not at this time been submitted for FDA or UL approval. If a 510(k) Clearance from the FDA and UL approval has then been obtained, the Company currently plans to introduce this product in the third quarter of 2000. The Company believes that it will receive a 510(k) Clearance from the FDA and UL approval for this product before or during the third quarter of 2000.

     The Company expended approximately $1,823,000, $549,000, and $1,214,000 for research and development of its products for the fiscal years ended December 31, 1999, 1998 and 1997, respectively.

MANUFACTURING AND COMPONENT PARTS

     The Company assembles and tests the Apollo(TM) curing and whitening lamps, MPDx(TM) digital x-ray system, the TeliCam Elite video camera system and the TeliCam II video camera system sold worldwide at its facility located in Irvine, California. Until its closing in October of 1999, the assembling and testing of the Apollo(TM) for sale in Europe and the Middle East was completed at its facility in France. With the exception of the TeliCam's CCU processor and MPDx(TM) sensors, the Company believes that there are multiple sources from which it may purchase the components for the Apollo(TM) and the TeliCam Systems. The Company anticipates that the single sources that it obtains the CCU processor component of the TeliCam System and MPDx(TM) sensors from are capable of meeting projected demand for the foreseeable future. Although the Company believes that, if necessary, it will be able to negotiate satisfactory alternative supply arrangements, failure to do so may have a material adverse effect on the Company. Furthermore, there can be no assurance that suppliers will dedicate sufficient production capacity to satisfy the Company's requirements within scheduled delivery times or at all. Failure or delay by the Company's suppliers in fulfilling its anticipated needs may adversely affect the Company's ability to market the Apollo(TM), MPDx(TM) and the TeliCam Systems.

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

     On March 17, 1999, the Company entered into a manufacturing agreement with Suni under which Suni will assemble, test and package the Company's digital x-ray system incorporating the digital x-ray technology developed by Suni for the Company. Under the agreement, which has a three year term, the Company has guaranteed payment in full for at least 3,000 units per year and has agreed to place orders for at least 750 units per quarter beginning in the fourth quarter of 1999. The Company has also agreed to fulfill all of its requirements for the x-ray product from Suni during the term of the agreement. The company is in the process of obtaining UL and CE approval for MPDx(TM). From the time of its first introduction in September of 1999, an aggregate of 266 MPDx(TM) digital x-ray systems have been sold by the Company. If the Company fails to purchase at least 750 units per quarter from Suni, the Company may lose its exclusive right to market products to the dental market incorporating certain digital x-ray technology developed by Suni.

     On December 16, 1999, the Company entered into a manufacturing agreement with S.E.D. under which S.E.D. was given the rights to assemble, test and package the Company's hand-held curing light incorporating the cure lamp developed by Light Technologies for the Company. The Company is currently working with S.E.D. to produce a hand-held curing light that meets the Company's specifications. While the Company believes that an acceptable device will be manufactured, no assurance can be given that S.E.D. will be able to produce a product which will meet the Company's specifications. Under the agreement, which has a one year term with an option to extend the agreement, S.E.D. must manufacture a minimum of 12,000 units per year. The Company cannot begin shipping products under this agreement to the market until it receives 510(k) notification. If 510(k) notification is received, the Company intends to begin introducing the hand held light for sale worldwide in the third quarter of 2000.

BACKLOG

     The Company generally does not operate with significant order backlog and a substantial portion of its revenues in any quarter is derived from orders booked in that quarter.

MARKETING AND SALES

     US Sales and Distribution. The Company's domestic sales are made by five full-time employees who are based at corporate headquarters, and a national field force of eighteen independent Regional Managers. The Company's full time sales employees are generally experienced in the business of marketing and distribution of dental products, inclusive of the TeliCam II, the TeliCam Elite intraoral cameras, the Apollo(TM) high intensity composite curing and in-office whitening system and related consumables, and the MPDx(TM) digital x-ray system. The Company markets its products through direct mail solicitations, professional publications advertising, and attendance at dental conferences. Since March 1996 the Company has run advertisements in various publications for the dental industry on a monthly basis, and has attended in excess of 148, 127, 75, and 70 dental conferences and trade shows during 1999, 1998, 1997 and 1996, respectively. In addition to an increase in the number of dental conferences and trade shows attended, during fiscal 1998 the Company expanded its marketing efforts by engaging in a more comprehensive mailing campaign and increasing publications advertising. Starting in June 1999, the Company entered into a consumer advertising campaign in an attempt to inform consumers of the in-office tooth whitening alternative. The Company placed advertisements in magazines such as People and Vogue featuring Jack and Kristina Wagner. Because these advertisements did not produce the anticipated results, the Company discontinued the advertising campaign in the fourth quarter of 1999. The Company has also sold equipment and consumables to a number of dental schools including the University of Southern California, Tufts University and the University of California -- Los Angeles. The Company believes that these and anticipated future dental school sales will generate additional interest in, as well as familiarity with, the Company products at the initial stages of a dental professional's career. With the introduction of the Apollo Secret(R) Whitening Kits, the Company is considering using Infomericals to market the product.

     International Sales and Distribution. In the international market, with the exception of the United Kingdom and Germany, the Company sells the Apollo(TM) and the TeliCam System through independent dealers and distributors, pursuant to oral distribution agreements. Presently, the Company has approximately fifty independent distributors and dealers, which cover key international markets including, the Middle East, the Far East, Europe, Australia and Canada. The Company's international distributors provide important support, including customer support and product service, to customers in each of their respective countries. The Company had an agreement with Hiroki Umezaki, a former officer, director and principal stockholder of the Company, pursuant to which he was to receive a 15% commission on all sales made by the Company in Asia, except Japan, in which his commission was to be 12%. This agreement has been amended to provide that Mr. Umezaki shall receive a 12% commission on sales made in Japan only. The Company markets the Apollo(TM) through its wholly owned subsidiary, DMDS, Ltd. and through its existing network of international distributors.

     On March 1, 1999, DMDS, Ltd. purchased the assets of DMD Germany, an independent company organized under the laws of Germany, for a purchase price consisting of 100,000 shares of common stock of the Company. DMD Germany's primary business was the sale and distribution of the Company's products in Germany. The assets that DMDS, Ltd. purchased included the business (as a going concern), customer lists, goodwill, the benefit of the lease and other contracts with third parties and all other items of whatever nature owned by DMD Germany and used in the conduct of the business of DMD Germany. The Company also entered into an employment agreement with Ralf Muller, the General Manager of DMD Germany.

     On March 1, 1999, DMDS, Ltd. purchased the assets of Midas, Ltd., an independent company organized under the laws of the United Kingdom, for a purchase price consisting of 50,000 shares of common stock of the Company. Midas, Ltd.'s primary business was the sale and distribution of the Company's products in the United Kingdom. The assets that DMDS, Ltd. purchased include the business (as a going concern), customer lists, goodwill, the benefit of the lease and other contracts with third parties and all other items of whatever nature owned by Midas, Ltd. and used in the conduct of the business of Midas, Ltd. The Company also entered into a non-compete agreement with Sostre NV, the entity that has distributed the Company's products for Midas, Ltd.

TRAINING, CUSTOMER SUPPORT AND PRODUCT SERVICE

     Management believes that operating the Company's products requires very little training of dentists or other dental professionals. As part of the Company's customer service program, the sales representative or international distributor responsible for the sale of the TeliCam, the Telicam Elite and the Apollo(TM) schedules an installation and training appointment when the system is delivered. For the MPDx(TM) product, the Company has contracted with x-ray certified technicians to perform training. In addition, the Company provides a systems operating manual to its customers which provides answers to frequently asked questions about the product's operations. The Company's technical support personnel, and internationally, the support personnel of the Company's distributors, are also available to answer customers telephone inquiries during normal business hours. All DMD systems come with a one-year complete parts and labor warranty and extended warranties are also available. InTELInet installation and maintenance is provided through independent installers retained by the Company. The Company developed a program for training, customer support and service for the products which was introduced in June 1999.

PATENTS AND PROPRIETARY RIGHTS

     The Company's subsidiary, DMDS, Ltd., holds a patent in France and is currently seeking worldwide patent protection for the Apollo(TM) system. There can be no assurance (i) that patents outside of France will be granted for the Apollo(TM) system, and (ii) if granted, the patents will provide adequate protection for the Company's technologies. Protection is being sought in all of the countries of the world in which this technology can be marketed. The Company has an exclusive worldwide license to distribute the whitening system technology used in Apollo Secret(R), which is the subject of a pending application for patent in the US. The Company has established rights in the trademarks under which it sells its lamps and consumable products and has sought to register these trademarks with the United States Patent and Trademark Office and the European common market.

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

     The Company has already received FDA 510(k) notification allowing marketing of the Telicam Intraoral Camera, the Apollo(TM), and MPDx(TM) and has applications pending for a hand held cordless curing lamp and a cordless, remote controlled, high-resolution, intraoral camera. The Company expects to receive FDA 510(k) notification for these products prior to or during the third quarter of 2000.

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

     In addition, the Company's facility is required to have a California Medical Device Manufacturing License. The license is not transferrable and must be renewed annually. Approval of the license requires that the Company be in compliance with the FDA's QSR, labeling and MDR regulations. The Company filed a timely application for a license to cover its manufacturing activities, and in early March 1999 the California Department of Health Services (DHS), conducted an inspection of the Company's facilities and found no "reportable observations."

     Generally, if the Company is in compliance with FDA and California regulations, it may market its medical devices throughout the United States. International sales of medical devices are also subject to the regulatory requirements of each country. In Europe, the regulations of the European Union require that a device have a CE mark before it can be sold in that market. The Company has obtained a CE mark for its Apollo(TM) device and is seeking approval from the European Union to market the new digital x-ray product. The regulatory international review process varies from country to country. The Company, in general, will rely upon its distributors and sales representatives in the foreign countries in which it markets its products to ensure that the Company compiles with the regulatory laws of such countries. The Company believes that its international sales to date have been in compliance with the laws of the foreign countries in which it has made sales. Failure to comply with the laws of such country could have a material adverse effect on the Company's operations and, at the very least, could prevent the Company from continuing to sell products in such countries. Exports of most medical devices are also subject to certain limited FDA regulatory controls.

PRODUCT LIABILITY AND INSURANCE

     The nature of the Company's present and planned products may expose the Company to product liability risks. As of March 26, 2000, no product liability claims have been brought against the Company. The Company maintains product liability insurance with coverage limits of $1,000,000 per occurrence and $11,000,000 per year. While the Company believes that it maintains adequate insurance coverage, there can be no assurance that the amount of such insurance will be adequate to satisfy claims made against the Company in the future or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims or product recalls could have a material adverse effect on the business and financial condition of the Company. In addition, the Company is required under certain of its licensing agreements to indemnify its licensors against certain product liability claims by third parties.

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

     In the United States, the Company competes with other companies that sell dental products, distributors and several major manufacturers of dental products, primarily on the basis of price, customer service and value-added services and products. The Company's principal domestic competitors for the TeliCam System are Patterson Dental Co., Henry Schein, Inc., Dentsply and Ultrak. The Company's principal domestic competitors for the Apollo(TM) are Air Techniques, Kreativ Products, American Dental Technologies and Argon Laser. The Company's principal domestic competitors for the Apollo Secret(R) whitening product are Kreativ Products, Ultradent Products, Discus Dental, DenMat, Shofu Dental Corporation and American Dental Hygienics/Premier Dental. The Company's principal domestic competitors for the ASAP composite materials are Bisco, Jeneric/Pentron, Kerr, 3M, Dentsply/Caulk, Ultradent Products and Heraeus/Kulzer. The Company's principal domestic competitors for the MPDx(TM) are Schick, Dexis, and Trophy.

     The Company also faces competition in its international markets, where the Company competes on the basis of price and product quality against the same dental product distributors and manufacturers.

EMPLOYEES

     At March 10, 2000, the Company had 111 full-time and 2 temporary employees, 97 in the United States, 6 in the UK, 6 in Belgium and 5 in Germany. Of the U.S. employees, 42 were involved in production, 12 were in customer service, 25 were in administration, 12 were engaged in sales and marketing, and 6 were involved in engineering and research and development. Of the UK employees, 2 were in administration and 9 were engaged in sales and marketing, and 6 were in involved in customer service. The Company believes it has a good relationship with its employees and none of its employees are represented by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTIES

     The corporate headquarters and principal offices of the Company are located in Westlake Village, California, consisting of approximately 3,900 square feet of space under a lease that expires on November 14, 2000 ("Office Lease"). The Office Lease provides for aggregate minimum monthly rental payments of approximately $6,200. On January 15, 1999, the Company entered into a sublease for approximately 1,300 square feet of space adjacent to the principal offices ("Office Sublease"). The Office Sublease expires on June 30, 2000, and provides for aggregate minimum monthly rental payments of approximately $2,500. Because the Company felt its existing space was inadequate, on January 25, 2000, the Company entered to a lease in Woodland Hills, California consisting of approximately 23,800 square feet of office space (the "New Office Lease") with the plans to move the corporate headquarters to that facility in April of 2000. The New Office Lease expires on February 28, 2005, and provides for aggregate minimum monthly rental payments of approximately $25,466. The Company leases a facility in Irvine of approximately 12,000 square feet, under a lease that expires October 31, 2000 at a rental payment of $7,560 per month to perform these functions. On September 16, 1999, the Company entered into a lease of approximately 5,600 square feet of additional warehouse facility adjacent to the Irvine Facility. The lease expires on October 31, 2000, and provides for aggregate minimum monthly rental payments of approximately $3,640. The Company believes that the Irvine Facility and the New Office Lease will provide it with adequate space for the next 2 years. All leases require the Company to pay taxes, maintenance fees, insurance, and periodic rent increases based on a published price index. The Company does not presently own, or have any current plans to invest in, any interests in real property other than through its leases.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock and Redeemable Common Stock Purchase Warrants are currently traded on the NASDAQ SmallCap Market under the symbols "DMDS" and "DMDSW," respectively, and on the Boston Stock Exchange under the symbols "DMD" and "DMDW," respectively. The following table sets forth the range of the high and low closing prices of the Common Stock on the NASDAQ SmallCap Market as reported by NASDAQ Trading and Market Services. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

                                                                          REDEEMABLE
                                                                         COMMON STOCK
                                                                           PURCHASE
                                                       COMMON STOCK        WARRANTS
                                                      --------------    --------------
                    PERIOD ENDED                      HIGH      LOW     HIGH      LOW
                    ------------                      -----    -----    -----    -----
March 31, 1998......................................  $8.00    $5.88    $4.00    $2.69
June 30, 1998.......................................   7.50     4.00     3.50     1.50
September 30, 1998..................................   5.50     3.63     2.13     1.13
December 31, 1998...................................   6.75     4.00     2.88     1.38
March 31, 1999......................................   8.56     5.81     4.19     2.00
June 30, 1999.......................................   9.75     6.44     5.25     2.81
September 30, 1999..................................   7.25     3.88     3.50     1.66
December 31, 1999...................................   4.56     2.13     1.81     0.50

     On March 8, 2000, the high bid and low ask prices were $2.875 and $2.50, respectively for the Common Stock and $1.00 and $0.875, respectively, for the Redeemable Common Stock Purchase Warrants. As of February 22, 2000, there were 204 stockholders of record and approximately 1,400 beneficial holders of common stock.

  Recent Sales of Unregistered Securities

     On March 3, 2000, the Registrant sold to Esquire Trade & Finance, Inc., Austinvest Anstalt Balzers, AMRO International, S.A., Leval Trading and The Keshet Fund, L.P. (the "Series B Investors") an aggregate of 2,250 shares of Series B Exchangeable Preferred Stock (the "Series B Shares") and Warrants to purchase up to 675,000 shares of Common Stock (the "Series B Warrants") for an aggregate purchase price of $2.25 million. Ladenburg Thalmann & Co., Inc. acted as placement agent for the Company in connection with this transaction and received a fee equal to $157,500 and 5 year warrants to purchase up to 64,725 shares of Common Stock at an initial exercise price of $2.51 per share (the "Landenburg Warrants"). The Series B Shares, the Series B Warrants and the Landenburg Warrants were issued in reliance upon Section 4(2) of the Securities Act of 1933 (the "Act") and Rule 506 of Regulation D promulgated thereunder.

     Each Series B Share has a stated value of $1,000 per share and is exchangeable into common stock at a price per share equal to the lesser of the average of the closing bid prices of the common stock during the five (5) trading day period immediately prior to the original issuance date or one hundred percent (100%) of the Market Price on the date of exchange. If the exchange price at the time of an exchange is less than $6.00 per share, the Company has the option to pay the holder of the Series B Shares then being exchanged an amount of cash equal to (i) the average of the closing bid and asked prices on the date of the exchange, multiplied by (ii) the number of shares of common stock that would otherwise be issuable upon exchange of the Series B Shares then being exchanged. If (A) on or after February 23, 2003, or
(B) the average of the closing bid prices for the Company's common stock for five (5) consecutive trading days is at least $10.00 per share and the average trading volume for thirty (30) consecutive trading days is at least 50,000 shares, there remain issued and outstanding any Series B Shares and a registration statement permitting the resale by the holder of the Series B Shares the common stock into which such Series B Shares may be exchanged is then effective, the Company shall be entitled to require all holders of Series B Shares then outstanding to exchange their Series B Shares for shares of common stock.

     The Series B Investors also received the Series B Warrants to purchase an aggregate of (i) up to 225,000 shares of Common Stock at an exercise price per share of $2.51, exercisable at any time on or after August 24, 2000 for a period of five (5) years and (ii) up to 450,000 shares of Common Stock at an exercise price of $3.50 per share, exercisable at any time on or after February 29, 2000 and on or prior to the close of business on November 30, 2000. On March 3, 2000, to induce its consent to the issuance and sale of the Series B Shares and the Series B Warrants, the Company issued to Endeavour Capital Fund, S.A., a warrant to purchase up to 10,000 shares of Common Stock of the Company at an initial exercise price of $2.8125 per share, exercisable at any time on or after February 29, 2000 and on or prior to the close of business on November 30, 2000 (the "Endeavour Warrant"). The Endeavour Warrant was issued in reliance upon
Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

     On November 23, 1999, the Company sold to AMRO International, S.A., The Endeavour Capital Fund, S.A., Esquire Trade & Finance, Inc., and Austinvest Anstalt Balzers (the "Series A Investors") an aggregate of 2,000 shares of Series A Exchangeable Preferred Stock (the "Series A Shares"), 2,500 shares of Common Stock (the "Common Shares") and Warrants to purchase up to 40,000 shares of Common Stock (the "Series A Warrants") for an aggregate purchase price of $2 million. The Company did not use a placement agent in connection with its sale of the Series A Shares. The Series A Shares, the Common Shares and the Series A Warrants were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

     Each Series A Share has a stated value of $1,000 per share and is exchangeable into common stock (a) prior to March 15, 2000, at $4.00 per share and (b) on and after March 15, 2000, the lesser of $4.00 per share or the average of the closing bid prices of the common stock during any three (3) of the prior thirty (30) consecutive trading days selected by the holder of the Series A Shares then being exchanged. If the exchange price at the time of an exchange is less than $6.00 per share, the Company has the option to pay the holder of the Series A Shares then being exchanged an amount of cash equal to
(i) the average of the closing bid and asked prices on the date of the exchange, multiplied by (ii) the number of shares of common stock that would otherwise be issuable upon exchange of the Series A Shares then being exchanged. If (A) on or after November 16, 2002, or (B) at any time after March 15, 2000 the average of the closing bid prices for the Company's common stock for twenty (20) consecutive trading days is at least $8.00 per share and the average trading volume for thirty (30) consecutive trading days is at least 50,000 shares, there remain issued and outstanding any Series A Shares and a registration statement permitting the resale by the holder of the Series A Shares the common stock into which such Series A Shares may be exchanged is then effective, the Company shall be entitled to require all holders of Series A Shares then outstanding to exchange their Series A Shares for shares of common stock.

     The investors also received the Series A Warrants to purchase an aggregate of 40,000 shares of Common Stock at $2.75 per share, exercisable at any time on or after March 15, 2000 for a period of five (5) years.

     On October 15, 1999, the Company acquired the exclusive worldwide license agreement for certain home-use tooth whitening products from Chrysalis Dental, Inc. ("Chrysalis") through the issuance of 100,000 shares of common stock (the "Chrysalis Shares") to certain affiliates of Chrysalis. The Chrysalis Shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The shares were registered for resale on a Form S-3 Registration Statement filed on January 18, 2000 and subsequently declared effective.

     On September 28, 1999, the Company acquired the worldwide rights, title, and interest for certain curing light technology from Plasma X France ("Plasma X") through the issuance of 50,000 shares of common stock (the "Plasma X Shares"). The Plasma X Shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

     On March 1, 1999, DMDS, Ltd. purchased the assets of DMD Germany ("DMD GmbH"), an independent company organized under the laws of Germany. The Company issued 100,000 shares of its common stock, (the "DMD GmbH Shares"), as the consideration for the purchase of the assets. The DMD GmbH Shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The assets that DMDS, Ltd. purchased include the business (as a going concern), customer lists, goodwill, the benefit of the lease and other contracts with third parties and all other items of whatever nature owned by DMD Germany and used in the conduct of the business of DMD Germany.

     On March 1, 1999, DMDS, Ltd. purchased the assets of Midas, Ltd., an independent company organized under the laws of the United Kingdom. The Company issued 50,000 shares of its common stock, (the "Midas Shares"), as the consideration for the purchase of the assets. The Midas Shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The assets that DMDS, Ltd. purchased include the business (as a going concern), customer lists, goodwill, the benefit of the lease and other contracts with third parties and all other items of whatever nature owned by Midas, Ltd. and used in the conduct of the business of Midas, Ltd.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion and analysis should be read together with the Consolidated Financial Statements of the Company and notes thereto incorporated elsewhere in this Form 10-KSB.

INTRODUCTION

     Dental/Medical Diagnostic Systems, Inc. designs, develops, manufactures and sells high technology dental equipment and related consumables. The Company's highest grossing product for the 1999 fiscal year was the tooth curing and whitening device known as the "Apollo(TM)." The Company also markets and sells a line of whitening products known as "Apollo Secret(R)" for use in conjunction with the Apollo(TM), and a line of composite resin materials known as "ASAP -- Accelerated Solutions for Aesthetic Procedures," which product line will be discontinued in the first quarter of 2000, also for use in conjunction with the Apollo(TM). Starting in September of 1999, the Company began marketing and sell the MPDx(TM) digital x-ray system. In addition, the Company continues to manufacture and sell intraoral camera systems, known as the "TeliCam II System," and "TeliCam Elite," and a multi-operatory intraoral camera system, known as the InTELInet, for use in connection with the TeliCam II System and TeliCam Elite

     From early 1996 to mid 1998, the Company was primarily involved in designing, developing, manufacturing, and marketing intra-oral camera systems referred to as "TeliCam Systems". The first shipments to customers of the TeliCam System commenced in early February 1996.

     On October 2, 1997, the Company purchased the assets of S.E.D. Gerant ("S.E.D."), a company organized under the laws of France. Among the acquired assets was a patent for S.E.D.'s "Biotron" soft-tissue surgical device. From this technology, the Company developed the "Apollo(TM)" a unique, visible-light curing instrument which is designed for two different applications: the hardening of tooth-colored dental composite materials in three seconds or less and for single appointment, in-office tooth whitening in less than forty minutes. This safe plasma-arc lamp uses a high-frequency electrical field to generate plasma energy, which is ideal for the fast-curing (hardening) of photosensitive composites. The Apollo(TM) also produces light and heat which, when used in conjunction with the Apollo Secret(R) whitening materials, activates the whitening chemicals in the Apollo Secret(R). The result of this activation is dramatic whitening of stained teeth. The rapid performance of the Apollo(TM) in both hardening composite materials and whitening teeth enables an average dental practice to save about 5 to 8 hours per month of a dentists time.

     On October 10, 1997, the Company entered into an agreement with Suni Imaging Microsystems, Inc. ("Suni") to develop digital x-ray technology for incorporation into a digital x-ray system for the dental market. The Company has obtained exclusive rights to market products to the dental market incorporating certain digital x-ray technology developed by Suni. Digital x-ray systems, including those currently on the market, reduce radiation exposure compared to conventional x-ray systems and allow dentists to view x-ray images in real-time without the time-consuming process of film development while eliminating the need to use and dispose of chemicals required to develop conventional x-ray film. The resulting MPDx(TM) digital x-ray system was introduced in September 1999.

RESULTS OF OPERATIONS

     The Company derives its revenues primarily from the sale of four product lines: TeliCam intra-oral camera systems, Apollo(TM) curing and whitening devices, Apollo Secret(R) tooth whitening chemicals and ASAP composite materials for use in conjunction with the Apollo(TM), which began shipping in the fourth quarter of 1998 and second quarter of 1999, respectively, and the MPDx(TM) digital x-ray system which began shipping at the end of the third quarter of 1999. Through December 31, 1999, the sales of Apollo Secret(R), ASAP and the MPDx(TM) systems have been less than 15% of total sales.

     Revenues by product line, for the fiscal years ended December 31, 1999, 1998, and 1997 are reflected in the following table:

                                              1997         %        1998         %        1999         %
                                           -----------    ---    -----------    ---    -----------    ---
Apollo(TM)...............................  $        --     --    $11,125,629     58%   $26,233,445     69%
TeliCam..................................   15,367,806     96%     6,555,540     34%     6,263,014     16%
MPDx(TM).................................           --     --             --     --      1,186,615      3%
Consumables..............................           --     --        593,060      3%     2,605,521      7%
Other....................................      719,402      4%       953,569      5%     1,892,401      5%
                                           -----------    ---    -----------    ---    -----------    ---
                                           $16,087,208    100%   $19,227,798    100%   $38,180,996    100%
                                           ===========    ===    ===========    ===    ===========    ===

     Net Sales. Net sales for the fiscal years ended December 31, 1999, 1998 and 1997, were $38,180,996, $19,227,798, and $16,087,208, respectively.

     Net sales for the fiscal year ended December 31, 1999 increased approximately 99% from the prior year. Net sales for the fiscal year ended December 31, 1998 increased approximately 19% from the fiscal year ended December 31, 1997. Sales in 1999 are comprised primarily of the Apollo(TM), TeliCam Systems, MPDx(TM) digital x-ray systems, and related consumables. The increase in sales for the fiscal years ended December 31, 1999 and 1998 was primarily due to the introduction of the Apollo(TM) and related consumables, which began shipping in Europe during the first quarter of 1998 and in the United States during the third quarter of 1998, offset in 1998 by reduced TeliCam sales both domestically and internationally resulting from weaker demand and increased competition as the market for intraoral cameras matured. In addition, the increase in sales for the fiscal year ended December 31, 1999 is also due to a lesser extent, to the introduction of the MPDx(TM) digital x-ray system in September 1999. The Company expects the decline in TeliCam sales to continue into the future. No assurance can be given that the Apollo(TM) sales will continue to offset the reduced TeliCam sales in the future.

     Cost of Sales. Cost of sales for the fiscal years ended December 31, 1999, 1998 and 1997, were $22,144,868, or 58% of net sales, and $9,820,882, or 51% of net sales, and $10,234,206, or 64% of net sales, respectively. Cost of sales, both on an absolute dollar basis and as a percentage of net sales, increased from 1998 to 1999 primarily due to a decrease in the margin on the TeliCam resulting from increased market saturation and a write down of inventory value to net estimated realizable value during the fiscal year ended December 31, 1999. The Company wrote down $805,771 of certain inventory as part of its ongoing assessment of its needs and the estimated net realizability of the inventory. Excluding the effect of the fourth quarter writedowns, cost of sales was 56% of net sales in 1999. Cost of sales, both on an absolute dollar basis and as a percentage of net sales, decreased from 1997 to 1998 primarily due to more favorable margins on the Apollo(TM), which represented 58% of net sales for the year. The Company expects that the margins on the sale of the TeliCams will continue to shrink, and thus the cost of sales of the TeliCams as a percentage of TeliCam net sales will increase in the future.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $19,659,552, or 51% of net sales, $8,764,910, or 46% of net sales, and $6,031,066, or 37% of net sales, for the fiscal years ended December 31, 1999, 1998, and 1997, respectively. The absolute dollar increases in this expense category from year to year are primarily attributed to a combination of increased sales commissions resulting from increased sales volumes, increased salaries and legal expenses associated with the Company's growth, and increased marketing costs resulting from enhanced marketing efforts. The increase in selling, general and administrative expenses as a percentage of net sales from 1998 to 1999 is due to the increase in salaries and employee benefits and increased advertising and marketing costs resulting from the introduction of the MPDx(TM) digital x-ray which began selling late in the third quarter, and enhanced marketing efforts on our other products. Salaries and employee benefits increased from $2,300,048 in 1998 to $5,024,413 in 1999, and advertising and marketing costs increased from $2,256,179 in 1998 to $6,702,775 in 1999. The remaining increase in selling, general, and administrative expenses consisted primarily of increased commissions of $1,563,049. The increase in selling, general and administrative expenses as a percentage of net sales from 1997 to 1998 can be attributed to the cost of expanding the Company's work force in anticipation of future growth.

     In early 1999 the Company introduced a composite resin material known as "ASAP -- Accelerated Solutions for Aesthetic Procedures," for use in conjunction with the Apollo(TM) into the consumable product line. Due to the high cost of advertising and lack of related sales volume, the Company decided to discontinue selling and marketing the composite material during the first quarter of 2000; however, composites will continue to be sold until the current inventory has been depleted. Fourth quarter sales and cost of goods sold for the composites were $412,082 and $171,247; respectively. Fourth quarter operating costs relating to the composites totaled $901,951, or 2% of net sales, of which $763,925 was for advertising which are included in sales, general and administrative expenses.

     Research and Development. Research and development expenses totaled $1,823,003, or 5% of net sales, $549,304, or 3% of net sales and $1,213,766, or
8% of net sales, for the fiscal years ended December 31, 1999, 1998, and 1997, respectively. The increase in research and development expenses from fiscal 1998 to fiscal 1999 is due to continued development of the MPDx(TM) digital x-ray which began shipping late in the third quarter, and the development of a new cordless camera and a hand-held curing light. Both the decrease in research and development expenses for fiscal 1998 as compared to fiscal 1997, both on an absolute dollar basis and as a percentage of net sales, is primarily attributed to $875,000 of fees paid to Suni Imaging Microsystems, Inc. to fund the development of the digital x-ray technology for incorporation into systems for the dental market during the fiscal year ended December 31, 1997. The Company expects research and development expenses to increase in future periods, as it continues to pursue the development of new technologies. See "Risk Factors -- As a result of the decline in sales of the TeliCam, our future depends on our ability to develop and introduce new products."

     Nonrecurring Charges. Nonrecurring charges of $566,893 in 1999 consist of the costs incurred with respect to a secondary offering, which was abandoned in the third quarter of 1999. Nonrecurring charges of $256,250 in 1997 consist of costs to acquire exclusive distribution rights of an independent distributor.

     Interest and Other Income. Interest and other income totaled $434,321, $195,532, and $205,818 for the fiscal years ended December 31, 1999, 1998, and 1997. The interest income in 1999 is primarily attributable to the interest earned by investing available cash in a short-term management account through Imperial Bank and Comerica Bank. The income from 1997 and 1998 is attributed to the interest earned by investing the net proceeds of both the May 1997 secondary offering and the March 1998 debt placement in a short-term management account through Comerica Securities.

     Interest Expense. Interest expense totaled $1,055,813, $1,739,693 and $138,576 for the fiscal years ended December 31, 1999, 1998, and 1997, respectively. This expense category includes interest paid on capital lease obligations, on bridge notes, on notes payable to related parties, and on the 12% Senior Subordinated Notes. Both the substantial increase in fiscal 1998 and the decrease in fiscal 1999 are primarily due to the accrued interest and the amortization of the debt discount on the $4.5 million of Senior Subordinated Notes, which was repaid in January 1999 with proceeds from the new credit facility with Imperial Bank.

     Amortization of debt issuance cost totaled $64,519, $235,484, and $76,431 for the fiscal years ended December 31, 1999, 1998, and 1997, respectively. This represents the amortization of the issuance costs incurred in connection with the Bridge Notes issued in November 1996 and the 12% Senior Subordinated Notes issued in March 1998. These costs were amortized over the term of the Notes. The Company repaid the Bridge Notes out of the proceeds of the May 1997 secondary offering. In addition, the Senior Subordinated Notes were repaid in January 1999 out of the proceeds of the Company's new credit facility with Imperial Bank.

     Net Loss. Net loss for the fiscal year ended December 31, 1999 totaled $6,727,638, or $1.15 per share. Net loss for the fiscal year ended December 31, 1998 totaled $1,816,702, or $0.35 per share. Net loss for the fiscal year ended December 31, 1997 totaled $2,044,729, or $0.47 per share.

CAPITAL RESOURCES AND LIQUIDITY

     For the fiscal year ended December 31, 1999, the Company used net cash of $7,382,404 in operations as compared to $3,781,610 used in 1998. Accounts receivable increased from $3,757,865 at December 31, 1998 to $5,756,048 at December 31, 1999, primarily as a result of the increase in sales in the fourth quarter. Accounts payable and accrued liabilities totaling $6,765,718 at December 31, 1999 increased from $3,653,831 at the prior year-end period primarily due to increased inventory purchases. Inventory levels increased approximately $2.3 million to accommodate the introduction of the digital x-ray system.

     Cash used in investing activities was $604,000 in 1999 compared to $971,000 used in 1998. Capital expenditures for the year ended December 31, 1999 were approximately $604,000, with approximately $78,000 spent for the purchase of furniture and fixtures and approximately $317,000 spent for computer equipment with the remainder consisting of equipment, tooling and software acquisitions. Capital expenditures were approximately $722,000 in 1998. In addition, cash used in investing activities in 1998 included the acquisition of intangible assets of approximately $304,000.

     Cash provided by financing activities was approximately $8.9 million in 1999 as compared to $4.7 million in 1998. The increase resulted from the issuance of equity securities resulting in net proceeds of approximately $6.9 million offset by a reduction in outstanding borrowings as further discussed below.

     On January 4, 1999, we replaced our credit agreements with our previous lender, Comerica, with a $6,950,000 facility with Imperial Bank. The Imperial facility comprises a $2,500,000 fixed rate non-revolving line of credit due May 31, 2000; a $4,000,000 variable rate revolving line of credit due May 31, 2000; and a $450,000 variable interest rate loan repayable in 16 monthly installments. The facilities are collateralized by our assets. We intend to use the credit facilities, when needed, for working capital, capital expenditures and general corporate purposes. On January 21, 1999, we borrowed against the Imperial facility to repay the balance owing on the Comerica capital credit line of $343,890 plus accrued interest of $1,120. On January 25, 1999, we borrowed against the Imperial facility to repay the $4,500,000 12% Senior Subordinated Notes plus accrued interest of $189,000. At December 31, 1999, $6,702,593 was outstanding under the Imperial facility. In March 2000, Imperial Bank extended the repayment terms on the facility such that the Company is required to repay; the outstanding fixed rate non-revolving line of credit in installments of $100,000 commencing March 31, 2000 through April 30, 2001 with the balance due on May 31, 2001; the $4,000,000 term loan on May 31, 2001, and the variable interest rate loan on May 31, 2001. In connection with the extension the Company is required to pay additional interest and issue warrants to purchase up to 75,000 shares of common stock to the Bank. These warrants have an initial exercise price of $2.50 and are exercisable for a period of seven years.

     On July 16, 1999 we raised approximately $5,000,000 in additional capital by selling 901,000 shares of common stock to eight investors. The shares were issued in a private placement and were then subsequently registered for resale on a Form S-3 Registration Statement filed on July 23, 1999 and subsequently declared effective.

     On November 23, 1999 we sold an aggregate of 2,000 shares of Series A Exchangeable Preferred Stock, 2,500 shares of Common Stock and Warrants to purchase up to 40,000 shares of Common Stock. The Company received $2,000,000 in gross proceeds less costs of $100,000.

     On February 29, 2000 we sold an aggregate of 2,250 shares of Series B Exchangeable Preferred Stock, B-1 Warrants to purchase up to 225,000 shares of Common Stock and B-2 Warrants to purchase up to 450,000 shares of common stock. The Company received $2,250,000 in gross proceeds less placement agent fees and costs of $157,500.

     As of the end of March 2000, minimum purchase obligations under the BMC Agreement and the purchase obligations under the Suni Manufacturing Agreement, are the only significant future commitments which will be financed by cash from continuing operations.

     Based on our working capital at December 31, 1999, and subsequent sale of preferred stock together with the extended maturity date of our credit facility, we believe we have sufficient resources to fund working capital requirements for the next twelve months.

YEAR 2000 ISSUE

     The Year 2000 problem arises from the inability of information systems, and other time and date sensitive products and systems, to properly recognize and process date-sensitive information or system failures. The Year 2000 issue has an impact on both information technology systems and non-information technology systems, such as its manufacturing systems and physical facilities including, but not limited to, security systems and utilities.

     To date, the Company has not experienced a material Year 2000 problem relating to its information technology or non-information technology systems and has not been informed of any Year 2000 problem relating to the information technology or non-information technology systems of its vendors or customers that could have a material adverse effect on the results of operations, liquidity or financial condition of the Company. During the year ended December 31, 1999, the Company did not spend a material amount to assess the Year 2000 compliance of its information technology and non-information technology systems and that of its material vendors. The Company does not intend to make further assessments of the Year 2000 problem and does not anticipate incurring any additional expenses related to the Year 2000 problem.

FUTURE ACCOUNTING REQUIREMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of this new standard will have a material effect on our earnings or our financial position, but we will continue to evaluate the impact of SFAS 133.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides the SEC's views on applying generally accepted accounting principles to selected revenue recognition issues. The Company is presently evaluating the impact, if any, that this may have on the Company's revenue recognition policy.

                                  RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH TO EVALUATE OUR LIKELIHOOD OF SUCCESS.

     We have only manufactured and distributed our TeliCam systems since October 1995 and manufactured and distributed our Apollo(TM) since March 1998 and we began manufacturing and distributing our digital x-ray systems in September 1999. Therefore, we have a limited relevant operating history upon which to evaluate the likelihood of our success. Factors such as the risks, expenses and difficulties frequently encountered in the operation and expansion of a relatively new business and the development and marketing of new products must be considered in evaluating the likelihood of success of our company.

WE HAVE A HISTORY OF LOSSES AND ACCUMULATED DEFICIT AND THIS TREND OF LOSSES MAY CONTINUE IN THE FUTURE.

     For the period from October 23, 1995 to March 2, 1996, we incurred a net loss of $1,625,213. For the fiscal year ended December 31, 1997 we had a net loss of $2,044,729, for the fiscal year ended December 31, 1998 we had a net loss of $1,816,702, and for the fiscal year ended December 31, 1999 we had a net loss of $6,727,638. At December 31, 1999, our accumulated deficit was $12,077,131. Our ability to obtain and sustain profitability will depend, in part, upon the successful marketing of our existing products and the successful and timely introduction of new products. We can give no assurances that we will achieve profitability or, if achieved, that we will sustain profitability.

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

ONE OF OUR PRIMARY PRODUCTS HAS HAD A SIGNIFICANT DECLINE IN SALES AND IF THIS DECLINE CONTINUES WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY.

     The TeliCam systems, together with related products such as the InTELInet system, and the Apollo(TM) have been our primary products and have made up a substantial portion of our revenue. We believe that the market for intraoral cameras, such as the TeliCam systems, is a market that has declined. TeliCam systems sales have recently been at or below levels of prior comparable periods, a trend that we expect to continue.

AS A RESULT OF DECLINING INTRAORAL CAMERA MARKET, OUR FUTURE DEPENDS ON OUR ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS.

     As a result of the decline in the intraoral camera market, our future depends upon our ability to increase demand for our other products and our ability to develop and successfully introduce new products to make up for the diminished sales of the Telicam systems. Development of new product lines is risk intensive and often requires:

     - long-term forecasting of market trends;

     - the development and implementation of new designs;

     - compliance with extensive governmental regulatory requirements; and

     - a substantial capital commitment.

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

WE WILL NEED ADDITIONAL MONEY TO FINANCE RESEARCH AND DEVELOPMENT OF NEW
PRODUCTS.

     We anticipate that we will need additional money during fiscal 2000 to finance research and development requirements for new products. We are currently exploring alternatives to fulfill these requirements, but cannot assure you that additional financing will be available when needed or that, if available, it will be on terms favorable to us. If needed funds are not available, we may be required to limit or forego the development of new products, which could have a material adverse effect on our business, operating results and financial condition. If we raise needed funds through the sale of additional shares of our common stock or securities convertible into shares of our common stock it may result in dilution to current stockholders.

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

     In order to maintain our rights to be the exclusive dental licensee of the digital x-ray technology developed by Suni, our agreement with Suni requires us to make minimum royalty payments to Suni, and we must purchase a significant amount of certain products manufactured by Suni. The royalty payments began coming due when products incorporating the developed technology were introduced to the market. We cannot guarantee that we will be able to make the minimum royalty payments required to maintain our rights to be the exclusive distributor, nor can we guarantee that we will be able to purchase the amount of products that are required to maintain our right to be the exclusive distributor. If we do not make the required royalty payments, Suni will be able to license the developed technology to our competitors, or grant an exclusive license to a competitor, which could have a material adverse effect on our operating results and financial condition.

THE GOVERNMENT EXTENSIVELY REGULATES OUR PRODUCTS AND FAILURE TO COMPLY WITH APPLICABLE REGULATIONS COULD RESULT IN FINES, SUSPENSIONS, SEIZURE ACTIONS, PRODUCT RECALLS, INJUNCTIONS AND CRIMINAL PROSECUTIONS.

     The United States Food and Drug Administration, as well as state and foreign agencies, regulate almost all aspects of our medical devices including:

     - entry into the marketplace;

     - design;

     - testing;

     - manufacturing procedures;

     - reporting of complaints;

     - labeling; and

     - promotional activities.

     Under the Federal Food, Drug, and Cosmetic Act, FDA has the authority to control the introduction of new products into the marketplace. Unless specifically exempted by the agency, medical devices enter the marketplace through either FDA clearance of premarket approval application or FDA approval of an application for 510k clearance. FDA conducts periodic inspections to assure compliance with its regulations. The Company has applications pending for a hand held cordless curing lamp and a cordless, remote controlled, high-resolution, intraoral camera. The Company expects to receive FDA 510(k) notification for these products prior to or during the third quarter of 2000. Any delay in receipt of FDA 510(k) notification for these products will delay our ability to market and sell these products and could allow our competitors to develop and introduce competing products.

     Unless specifically exempted by FDA's regulations, we will need to file a 510k submission or PMA application for any new products developed in the future including any new products using digital x-ray technology. The process of obtaining a clearance or approval can be time-consuming and expensive. Compliance with FDA's regulatory requirements can be expensive and time consuming. We do not guarantee that the required regulatory approvals or clearances will be obtained. Any approval or clearance obtained from FDA may include significant limitations on the use of the medical device which is the subject of the approval or clearance. We cannot market a medical device if needed FDA approval or clearance is not granted. Inability to obtain such approval or clearance could result in a delay or suspension of the manufacture and sale of affected medical devices. Any such delay or suspension would have a material adverse effect on our business. In addition, changes in existing regulations or the adoption of new regulations could make regulatory compliance by us more difficult in the future. The failure to obtain the required regulatory clearances or to comply with applicable regulations could result in one or more of the following:

     - fines;

     - delays or suspensions of device clearances;

     - seizure actions;

     - mandatory recalls;

     - injunction action; and

     - criminal prosecution.

THE LOSS OF OUR CHIEF EXECUTIVE OFFICER COULD RESULT IN THE LOSS OF A SIGNIFICANT PORTION OF OUR BUSINESS BECAUSE OF HIS PERSONAL RELATIONSHIPS IN THE INDUSTRY.

     Our success is highly dependent upon our Chairman of the Board and Chief Executive Officer, Robert H. Gurevitch. Unlike larger companies, we rely heavily on a small number of officers to conduct a large portion of our business. The loss of service of Robert H. Gurevitch along with the loss of his numerous contacts and relationships in the industry would have a material adverse effect on our business. We have entered into an Employment Agreement with Robert H. Gurevitch under which he has agreed to render services to us until September 30, 2002. We have obtained "key person" life insurance on Mr. Gurevitch in the amount of $2,000,000, of which we are the sole beneficiary, but there can be no assurance that the proceeds of such insurance will be sufficient to offset the loss to us in the event of his death.

NONE OF OUR PRODUCTS HAVE SIGNIFICANT PROTECTION FROM PATENTS, AND THEREFORE, THEY MAY NOT BE ADEQUATELY PROTECTED FROM COPYING BY COMPETITORS.

     Our future success and ability to compete is dependent in part upon our proprietary technology used in the Apollo(TM). The Apollo(TM) is currently only protected by a patent in France. Patent protection is being sought in all of the countries of the world in which this technology can be marketed. There can be no assurance that patents outside of France will be granted for the Apollo(TM) systems, and, if granted, the patents will provide adequate protection for the Company's technologies. Consequently, we rely primarily on trademark, trade secret and copyright laws to protect our technology. However, there can be no assurance that third parties will not try to copy our products. In addition, many foreign countries' laws may not protect us from improper use of our proprietary technology overseas. We may not have adequate remedies if our proprietary rights are breached and therefore a breach of our proprietary rights could have a material adverse effect on our financial condition.

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

OUR RECENT SALES OF SERIES A AND B EXCHANGEABLE PREFERRED STOCK, COMMON STOCK AND WARRANTS TO PURCHASE COMMON STOCK MAY RESULT IN SUBSTANTIAL DILUTION TO OUR COMMON SHAREHOLDERS.

     On November 23, 1999 we sold an aggregate of 2,000 shares of Series A Exchangeable Preferred Stock ($2 million face value), 2,500 shares of Common Stock and Warrants to purchase up to 40,000 shares of Common Stock. On March 3, 2000 we sold an aggregate of 2,250 shares of Series B Exchangeable Preferred Stock ($2.25 million face value) and Warrants to purchase up to 675,000 shares of Common Stock.

     Prior to March 15, 2000, holders of Series A Exchangeable Preferred Stock could exchange their shares into common stock at $4.00 per share based upon a stated value of $1,000 per share of Series A Exchangeable Preferred Stock. On and after March 15, 2000, holders of Series A Exchangeable Preferred Stock may exchange their shares for shares of common stock at the lesser of $4.00 per share or the average of the closing bid prices of the common stock during any three (3) of the prior thirty (30) consecutive trading days selected by the holder of the Series A Exchangeable Preferred Stock then being exchanged. As a result, the holders will likely be in a position to exchange their shares for shares of common stock at a discount to the then current trading price of our common stock.

     Holders of Series B Exchangeable Preferred Stock may exchange their shares into common stock at a price per share equal to the lesser of the average of the closing bid prices of the common stock during the five (5) trading day period immediately prior to the original issuance date or one hundred percent (100%) of the Market Price on the date of exchange. As a result, the holders of Series B Exchangeable Preferred Stock may be in a position to exchange their shares of common stock at a discount to the then current trading price of our common stock.

     The conversion price of our Series A Preferred Stock and Series B Preferred Stock is variable and may dilute the price of our common stock. Each Series A Share has a stated value of $1,000 per share and is exchangeable into common stock (a) prior to March 15, 2000, at $4.00 per share and (b) on and after March 15, 2000, the lesser of $4.00 per share or the average of the closing bid prices of the common stock during any three (3) of the prior thirty (30) consecutive trading days selected by the holder of the Series A Shares then being exchanged. Each Series B Share has a stated value of $1,000 per share and is exchangeable into common stock at a price per share equal to the lesser of the average of the closing bid prices of the common stock during the five (5) trading day period immediately prior to the original issuance date or one hundred percent (100%) of the Market Price on the date of exchange. If the trading price of our common stock declines, the number of shares of Common Stock into which the Series A Preferred Stock and Series B Preferred Stock may exchange will increase. The following table illustrates this effect:

                     NUMBER OF SHARES OF COMMON            NUMBER OF SHARES OF COMMON
                  STOCK INTO WHICH 2,000 SHARES OF      STOCK INTO WHICH 2,250 SHARES OF         PERCENTAGE OF
   ASSUMED          SERIES A PREFERRED STOCK MAY          SERIES B PREFERRED STOCK MAY       OUTSTANDING SHARES OF
EXCHANGE PRICE                EXCHANGE                              EXCHANGE                     COMMON STOCK
--------------   -----------------------------------   -----------------------------------   ---------------------
    $2.75                       727,273                               818,182                        23.8%
     2.50                       800,000                               900,000                        26.2%
     2.25                       888,889                             1,000,000                        29.1%
     2.00                     1,000,000                             1,125,000                        32.7%

WE REQUIRE STOCKHOLDER APPROVAL OR AN ADDITIONAL CASH PAYMENT FOR WHICH WE DO NOT CURRENTLY HAVE SUFFICIENT FUNDS AND MUST SEEK ADDITIONAL FINANCING.

     Under the rules and regulations of the Nasdaq Stock Market, we require stockholder approval to issue 20% or more of our outstanding common stock in a single transaction. Because the rate at which the Series A Preferred Stock and Series B Preferred Stock exchange into common stock fluctuates, it is possible that the number of shares of common stock into which the Series A Preferred Stock or Series B Preferred Stock may exchange could exceed 20%. We have agreed with the purchasers of the Series A Preferred Stock and the Series B Preferred Stock that we will seek stockholder approval of these issuances at the 2000 Annual Meeting of Stockholders. Prior to receiving stockholder approval, or if stockholder approval is not obtained, any attempted exchange of shares of Series A Preferred Stock or Series B Preferred Stock in excess of 19.9% of the outstanding common stock of the Company must be paid in cash to the holder of the Series A Preferred Stock or Series B Preferred Stock. Because, in connection with the sale of shares of Series B Preferred Stock, we issued warrants to purchase up to 675,000 shares of common stock (10% of our then outstanding common stock), if we do not receive stockholder approval of the Series B transaction we will likely have to honor the exchange of a significant number of shares of Series B Preferred Stock in cash. We do not currently have sufficient funds to honor the exchange of a significant number of shares of Series A Preferred Stock or Series B Preferred Stock in cash., and any efforts by the holders of Series A Preferred Stock or Series B Preferred Stock to receive cash in exchange for shares of Series A Preferred Stock or Series B Preferred Stock could have a material adverse effect on our liquidity and financial condition. If we are obligated to honor the exchange of shares of Series A Preferred Stock or Series B Preferred Stock in cash, we would likely have to obtain considerable financing to fulfill the obligation. We cannot guarantee that such financing will be available or, if available, that it can be obtained on terms satisfactory to us or on terms favorable to the holders of our common stock.

A DECREASE IN THE PRICE OF OUR COMMON STOCK COULD INCREASE SHORT SALES OF OUR COMMON STOCK BY THIRD PARTIES WHICH COULD RESULT IN FURTHER REDUCTIONS IN THE PRICE OF OUR COMMON STOCK.

     Exchange of shares of our Series A Preferred Stock or Series B Preferred Stock into common stock at a discount to the market price of our common stock could result in reductions in the market price of our common stock. Downward pressure on the price of our common stock could encourage short sales of our common stock by third parties. Material amounts of short selling could place further downward pressure on the market price for our common stock. A short sale is a sale of stock that is not owned by the seller. The seller borrows the stock for delivery at the time of the short sale, and buys back the stock when it is necessary to return the borrowed shares. If the price of the stock declines between the time the seller sells short the stock and the time the seller subsequently repurchases the stock, the seller will realize a profit.

IF THE TRADING PRICE OF OUR COMMON STOCK FALLS BELOW $1.00, WE MAY BE DELISTED FROM THE NASDAQ STOCK MARKET AND THE BOSTON STOCK EXCHANGE.

     The closing sale price of our Common Stock on March 24, 2000 was $2.41 per share. Under the rules and regulations of the Nasdaq Stock Market and the Boston Stock Exchange, to maintain listing on the Nasdaq Small Cap Market and the Boston Stock Exchange we must maintain a trading price per share of more than

$1.00. If the trading price per share of our common stock falls below $1.00, we may be delisted from the Nasdaq Small Cap Market and the Boston Stock Exchange. If we were delisted from the Nasdaq Small Cap Market and the Boston Stock Exchange, trading in our common stock, if any, would have to be conducted in the over-the-counter market in so-called "pink sheets" or, if then available, the OTC Bulletin Board. As a result, the holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

     If our Common Stock is delisted from trading on Nasdaq and the Boston Stock Exchange and the trading price is less than $5.00 per share, trading in our Common Stock would also be subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934. Under such rule, broker/dealers who recommend these low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with the penny stock market. These requirements would likely severely limit the market liquidity of our Common Stock and the ability of our shareholders to dispose of their shares, particularly in a declining market.

A LARGE VOLUME OF SALES OF OUR COMMON STOCK RESULTING FROM THE EXCHANGE OF SHARES OF SERIES A AND B EXCHANGEABLE PREFERRED STOCK AND/OR THE EXERCISE OF WARRANTS MAY RESULT IN DOWNWARD PRESSURE OR INCREASED VOLATILITY IN THE TRADING PRICE OF OUR COMMON STOCK.

     Because we have agreed to register for resale the 2,500 shares of Common Stock and the shares of Common Stock issuable upon exchange or exercise of the Series A and B Exchangeable Preferred Stock and the Warrants, the holders thereof may sell without regard to any volume restrictions, including the volume restrictions set forth in Rule 144 promulgated under the Securities Act of 1933. As a result, sales by the holders of Series A and B Exchangeable Preferred Stock and the Warrants could lead to an excess supply of shares of our Common Stock being sold which could, in turn, result in downward pressure or increased volatility in the trading price of our Common Stock.

IF WE FAIL TO TIMELY EFFECT AN EXCHANGE OF SERIES A AND B EXCHANGEABLE PREFERRED STOCK FOR SHARES OF COMMON STOCK, WE MAY BE LIABLE FOR SIGNIFICANT LIQUIDATED DAMAGES.

     We have agreed to effect an exchange of Series A and B Exchangeable Preferred Stock into Common Stock within four (4) trading days of receipt of a notice from a holder of Series A or B Exchangeable Preferred Stock requesting an exchange. If we fail to effect an exchange of Series A Exchangeable Preferred Stock into Common Stock within four (4) trading days of receipt of a valid notice, we have agreed to pay to the holder of Series A and B Exchangeable Preferred Stock requesting the exchange liquidated damages in an amount equal to $100 per day for the first ten (10) days and $200 per day thereafter for each $5,000 in liquidation preference amount then being exchanged. An obligation to pay these liquidated damages could have a material adverse effect on our liquidity and cash flows.

ITEM 7. FINANCIAL STATEMENTS

                    DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   29
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   30
Consolidated Statements of Operations for the Fiscal Years
  ended December 31, 1999, 1998 and 1997....................   31
Consolidated Statements of Stockholders' Equity for the
  Fiscal Years ended December 31, 1999, 1998 and 1997.......   32
Consolidated Statements of Cash Flows for the Fiscal Years
  ended December 31, 1999, 1998 and 1997....................   33
Consolidated Statements of Comprehensive Loss for the Fiscal
  Years ended December 31, 1999, 1998 and 1997..............   34
Notes to Consolidated Financial Statements..................   35

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Dental/Medical Diagnostic Systems, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive loss present fairly, in all material respects, the financial position of Dental/Medical Diagnostic Systems, Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
Woodland Hills, CA
March 17, 2000 except for the
subsequent event described
in Note 10, as to which the
date is March 23, 2000

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                                  1999           1998
                                                              ------------    -----------
Current assets
  Cash and cash equivalents.................................  $  4,615,501    $ 3,941,305
  Accounts receivable, less allowance for returns and
     doubtful accounts of $448,081 and $20,975 at December
     31, 1999 and 1998......................................     5,756,048      3,757,865
  Inventories...............................................     7,835,377      5,559,751
  Prepaid expenses and other current assets.................     1,226,199      1,332,427
  Debt issuance costs, net of accumulated amortization......            --         64,516
                                                              ------------    -----------
          Total current assets..............................    19,433,125     14,655,864
  Property and equipment, net of accumulated depreciation...     1,302,758        996,940
  Intangible assets, net of accumulated amortization........     2,031,521        798,437
  Loans to related parties..................................        70,000         70,000
  Other assets..............................................       988,458         49,119
                                                              ------------    -----------
          Total assets......................................  $ 23,825,862    $16,570,360
                                                              ============    ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations..............  $     18,670    $    22,440
  Current portion of long term debt.........................       122,320      4,277,505
  Line of credit............................................     1,000,000        114,630
  Accounts payable..........................................     4,514,639      2,413,767
  Accrued liabilities.......................................     2,251,079      1,240,064
  Customer deposits.........................................       205,102         60,833
                                                              ------------    -----------
          Total current liabilities.........................     8,111,810      8,129,239
  Borrowings under line of credit...........................            --        229,260
  Long term notes payable...................................     5,702,593             --
  Capital lease obligations.................................            --         22,935
  Other long term liabilities...............................            --         15,061
                                                              ------------    -----------
                                                                13,814,403      8,396,495
Commitments and contingencies (Note 12)
Mandatory redeemable preferred stock, stated value $1,000
  per share; 2,000 shares issued and outstanding at December
  31, 1999 (liquidation value of $2,000,000)................     1,816,343             --
Stockholders' equity:
  Preferred stock, par value $.01 per share; 1,000,000
     shares authorized; none issued and outstanding.........            --             --
  Common stock, par value $.01 per share; 20,000,000 shares
     authorized; 6,497,564 and 5,255,694 shares issued and
     outstanding at December 31, 1999 and 1998..............        64,975         52,556
  Additional paid in capital................................    20,535,345     13,469,597
  Accumulated deficit.......................................   (12,077,131)    (5,349,493)
  Cumulative translation adjustment.........................      (328,073)         1,205
                                                              ------------    -----------
          Total stockholders' equity........................     8,195,116      8,173,865
                                                              ------------    -----------
          Total liabilities and stockholders' equity........  $ 23,825,862    $16,570,360
                                                              ============    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Net sales...........................................  $38,180,996    $19,227,798    $16,087,208
Cost of sales.......................................   22,144,868      9,820,882     10,234,206
                                                      -----------    -----------    -----------

  Gross profit......................................   16,036,128      9,406,916      5,853,002

Selling, general and administrative expense.........   19,659,552      8,764,910      6,031,066
Research and development expense....................    1,823,003        549,304      1,213,766
Non-recurring charge................................      566,893           __--        256,250
                                                      -----------    -----------    -----------

  Operating (loss) income...........................   (6,013,320)        92,702     (1,648,080)

Interest and other income...........................     (434,321)      (195,532)      (205,818)
Interest expense....................................    1,055,813      1,739,693        138,576
Amortization of debt issuance costs.................       64,519        235,484         76,431
                                                      -----------    -----------    -----------

Loss before income taxes and extraordinary item.....   (6,699,331)    (1,686,943)    (1,657,269)

Provision for income taxes..........................       28,307        129,759        153,311
                                                      -----------    -----------    -----------

Loss before extraordinary item......................   (6,727,638)    (1,816,702)    (1,810,580)

Extraordinary loss on early extinguishment of debt
  (net of tax benefit of $143,511)..................           --             --       (234,149)
                                                      -----------    -----------    -----------

          Net loss..................................  $(6,727,638)   $(1,816,702)   $(2,044,729)
                                                      ===========    ===========    ===========

Basic and diluted loss per share before
  extraordinary item................................  $     (1.15)   $      (.35)   $      (.42)

Basic and diluted loss per share after extraordinary
  item..............................................  $     (1.15)   $      (.35)   $      (.47)

Basic and diluted weighted average number of
  shares............................................    5,839,416      5,151,614      4,341,498

  The accompanying notes are an integral part of these consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                    COMMON STOCK       ADDITIONAL                   CUMULATIVE
                                                 -------------------     PAID IN     ACCUMULATED    TRANSLATION
                                                  SHARES     AMOUNT      CAPITAL       DEFICIT      ADJUSTMENT       TOTAL
                                                 ---------   -------   -----------   ------------   -----------   -----------
Balance, December 31, 1996.....................  2,985,537   $29,855   $ 2,695,832   $ (1,488,062)   $      --    $ 1,237,625
  Issuance of common stock for cash, net of
    issuance costs.............................  2,120,000    21,200     8,509,192             --           --      8,530,392
  Exercise of stock options....................     10,240       102         8,910             --           --          9,012
  Amortization of deferred
    compensation...............................         --        --        57,850             --           --         57,850
  Net loss.....................................         --        --            --     (2,044,729)          --     (2,044,729)
                                                 ---------   -------   -----------   ------------    ---------    -----------
Balance, December 31, 1997.....................  5,115,777    51,157    11,271,784     (3,532,791)          --      7,790,150
  Issuance of common stock for distribution
    rights.....................................    100,000     1,000       461,500             --           --        462,500
  Issuance of warrants with Senior Subordinated
    Notes......................................         --        --     1,619,755             --           --      1,619,755
  Exercise of stock options....................     39,917       399       116,558             --           --        116,957
  Net loss.....................................         --        --            --     (1,816,702)          --     (1,816,702)
  Translation adjustment.......................         --        --            --             --        1,205          1,205
                                                 ---------   -------   -----------   ------------    ---------    -----------
Balance, December 31, 1998.....................  5,255,694    52,556    13,469,597     (5,349,493)       1,205      8,173,865
  Issuance of common stock and warrants in
    connection with preferred stock offering...      2,500        25        83,632             --           --         83,657
  Issuance of common stock for cash, net of
    issuance costs.............................    901,000     9,010     4,960,767             --           --      4,969,777
  Issuance of common stock for acquisitions....    150,000     1,500     1,142,250             --           --      1,143,750
  Issuance of common stock for acquisition of
    technology and distribution rights.........    150,000     1,500       611,000             --           --        612,500
  Issuance of stock options to non-employees...         --        --        89,437             --           --         89,437
  Exercise of stock options and warrants.......     38,370       384       178,662             --           --        179,046
  Net loss.....................................         --        --            --     (6,727,638)          --     (6,727,638)
  Translation adjustment.......................         --        --            --             --     (329,278)      (329,278)
                                                 ---------   -------   -----------   ------------    ---------    -----------
Balance, December 31, 1999.....................  6,497,564   $64,975   $20,535,345   $(12,077,131)   $(328,073)   $ 8,195,116
                                                 =========   =======   ===========   ============    =========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE FISCAL YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                 1999           1998           1997
                                                              -----------    -----------    -----------
Cash flows from operating activities:
  Net loss..................................................  $(6,727,638)   $(1,816,702)   $(2,044,729)
    Adjustments to reconcile net loss to net cash used by
       operating activities:
    Depreciation and amortization...........................      779,365        338,462         16,562
    Amortization of debt issue costs........................       64,516        235,484         76,431
    Amortization of debt discount...........................      348,435      1,271,790             --
    Allowance for returns and doubtful accounts.............      427,174             --        (86,428)
    Inventory write down....................................    1,005,772        156,620         29,205
    Extraordinary item......................................           --             --        377,660
    Amortization of deferred compensation...................           --             --         57,850
    Deferred taxes..........................................           --             --         90,000
    Deferred rent...........................................      (15,061)         4,009         (3,046)
    Common stock and stock options issued for services......       89,437             --             --
    Changes in operating assets and liabilities:
       Accounts receivable..................................   (2,490,970)    (1,782,471)      (722,742)
       Inventories..........................................   (3,297,867)    (2,818,298)    (1,412,400)
       Prepaid expenses and other current assets............       92,539       (941,706)      (180,509)
       Other assets.........................................     (939,339)       442,831       (449,680)
       Accounts payable.....................................    2,088,891        889,808        433,080
       Accrued liabilities and income taxes payable.........    1,048,073        220,725        538,430
       Customer deposits....................................      144,269         17,838          9,388
                                                              -----------    -----------    -----------
         Net cash used by operating activities..............   (7,382,404)    (3,781,610)    (3,270,928)
                                                              -----------    -----------    -----------
Cash flows from investing activities:
  Loans to related parties..................................           --         56,000       (126,000)
  Purchase of intangible assets.............................           --       (304,494)       (86,950)
  Purchase of property and equipment........................     (603,804)      (722,056)      (284,082)
                                                              -----------    -----------    -----------
         Net cash used in investing activities..............     (603,804)      (970,550)      (497,032)
                                                              -----------    -----------    -----------
Cash flows from financing activities:
  Borrowings from revolving line of credit..................    4,000,000        343,890             --
  Net proceeds from issuance of notes payable...............    2,953,890      4,625,509             --
  Payment of debt issuance costs............................           --       (300,000)            --
  Repayment of notes payable................................   (5,095,186)            --             --
  Repayment of bridge loan..................................           --             --     (1,600,000)
  Repayments on borrowings to related parties...............           --        (45,030)      (227,936)
  Principal payments on capital lease obligations...........      (26,705)       (17,839)       (21,282)
  Issuance of common stock through exercise of options and
    warrants................................................      179,046        116,957          9,012
  Issuance of common stock..................................    4,969,777             --      8,530,392
  Issuance of mandatory redeemable preferred stock..........    1,900,000             --             --
                                                              -----------    -----------    -----------
         Net cash provided by financing activities..........    8,880,822      4,723,487      6,690,186
                                                              -----------    -----------    -----------
         Net increase (decrease) in cash and cash
           equivalents......................................      894,614        (28,673)     2,922,226
Effect of exchange rate changes on cash and cash
  equivalents...............................................     (220,418)       (11,084)            --
Cash and cash equivalents, beginning of period..............    3,941,305      3,981,062      1,058,836
                                                              -----------    -----------    -----------
Cash and cash equivalents, end of period....................  $ 4,615,501    $ 3,941,305    $ 3,981,062
                                                              ===========    ===========    ===========
Supplemental cash flow information:
  Interest paid.............................................  $   455,215    $   310,615    $   281,693
  Income taxes paid.........................................       48,840         17,553         50,279
Supplemental schedule of non-cash investing and financing
  activities:
  Issuance of common stock for acquisition of businesses....  $ 1,143,750    $        --    $        --
  Issuance of common stock for acquisition of intangible
    assets..................................................      612,500        462,500             --

  The accompanying notes are an integral part of these consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
          FOR THE FISCAL YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Net loss............................................  $(6,727,638)   $(1,816,702)   $(2,044,729)
Other comprehensive income (loss):
  Foreign currency translation adjustment...........     (329,278)         1,205             --
                                                      -----------    -----------    -----------
Comprehensive loss..................................  $(7,056,916)   $(1,815,497)   $(2,044,729)
                                                      ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. GENERAL

     The Company designs, develops, manufactures and sells high technology dental equipment and operates in one industry segment. The Company's primary existing product emphasis is on the manufacture and sale of a tooth curing and whitening device known as the "Apollo(TM)." The Company also markets and sells a line of whitening products known as "Apollo Secret(R)" for use in conjunction with the Apollo(TM), and in the second quarter of 1999 introduced a line of composite resin materials known as "ASAP -- Accelerated Solutions for Aesthetic Procedures." In the first quarter of 2000 it was decided to discontinue the ASAP product line. In addition, the Company continues to manufacture and sell intraoral camera systems, known as the "TeliCam II System," and "TeliCam Elite," and a multi-operatory intraoral camera system, known as the InTELInet, for use in connection with the TeliCam II System and TeliCam Elite." In the third quarter of 1999, the Company introduced the MPDx(TM) digital x-ray system.

     On February 2, 1998 the Company formed "DMDS, Ltd." a wholly owned subsidiary created under the laws of the United Kingdom. DMDS, Ltd. holds the assets acquired in 1997 from S.E.D. Gerant, a company organized under the laws of France. In addition, the Company is marketing certain of its new products internationally through DMDS, Ltd.

     On March 1, 1999, DMDS, Ltd. purchased the assets of DMD Germany, an independent company organized under the laws of Germany, for a purchase price consisting of 100,000 shares of common stock of the Company. Also, on March 1, 1999, DMDS, Ltd. purchased the assets of Midas, Ltd., an independent company organized under the laws of the United Kingdom, for a purchase price consisting of 50,000 shares of common stock of the Company.

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

     The Company has derived substantially all of its revenues from the sale of four product families. The Company believes that the inability to attract new customers, the loss of one or more of its major customers, a significant reduction in business from such customers, or the uncollectibility of amounts due from any of its larger customers, could have a material adverse affect on the Company.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

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

Equipment and software, including capitalized leases........  5 years
Furniture and fixtures......................................  7 years
Leasehold improvements and tooling..........................  3 years

  Patents, Trademarks and Other Intangibles

     Patents, trademarks and other intangibles are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from five to 15 years.

  Long-Lived Assets

     The carrying value of long-lived assets is periodically reviewed by management, and impairment losses, if any, are recognized when the expected non-discounted future operating cash flows derived from such assets are less than their carrying values.

  Advertising and Promotion Costs

     Production costs of future media advertising and costs of dental industry trade shows are deferred until the advertising or trade show occurs. All other advertising and promotion costs are expensed as incurred. Total advertising and promotion expenses incurred for the fiscal years ended December 31, 1999, 1998 and 1997, were $6,702,775, $2,256,179, and $1,528,203, respectively. Prepaid advertising and promotion costs at December 31, 1999 and 1998 were $541,489 and $376,316, respectively.

  Research and Development Costs

     Costs related to research and development are expensed as incurred.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

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

     For the fiscal years ended December 31, 1999, 1998 and 1997 international customers accounted for 45%, 40%, and 24% of sales, respectively. At December 31, 1999 and 1998, international customers accounted for approximately 82% and 78% of accounts receivable, respectively. No customer accounted for more than 10% of revenues in any of the periods presented. Five customers accounted for 43% of the Company's accounts receivable at December 31, 1999.

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

  Computation of Earnings Per Share

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128; "Earnings Per Share" for the year ended December 31, 1997, and has reported earnings per common share for all periods presented in accordance with the new standard. Net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Net income (loss) per common share assuming dilution is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the number of additional common

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method unless antidilutive. For the years ended December 31, 1999, 1998, and 1997 potential common shares related to 1,268,979, 891,806, and 600,881 stock options, respectively, and 4,339,844,
4,300,000, and 4,300,000, stock warrants, respectively, are excluded from the computation because their effect is antidilutive.

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

     No tax effect has been allocated to the foreign currency translation adjustment for the periods presented.

     The following is a reconciliation of accumulated other comprehensive income balance for the year ended December 31, 1999 and 1998.

                                                    1999        1998
                                                  ---------    ------
Beginning balance...............................  $   1,205    $   --
Current period change...........................   (329,278)    1,205
                                                  ---------    ------
Ending balance..................................  $(328,073)   $1,205
                                                  =========    ======

  Foreign Currency

     Financial statements of foreign subsidiaries are translated in to US dollars using the exchange rate at the balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. The effect of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into US dollars are accumulated as a separate component of shareholders' equity. Gains (losses) resulting from foreign currency transactions are included in the statement of operations and amounted to ($119,824), ($69,726) and $0 for the years ended December 31, 1999, 1998 and 1997, respectively.

  Reclassifications

     Certain prior year balances have been reclassified to conform with current year presentation.

  Future Accounting Requirements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of this new standard will have a material effect on our earnings or our financial position, but we will continue to evaluate the impact of SFAS 133.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides the SEC's views on applying

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES generally accepted accounting principles to selected revenue recognition issues. The Company is presently evaluating the impact, if any, that this may have on the Company's revenue recognition policy.

 3. RELATED PARTY TRANSACTIONS

     On May 27, 1997, the Company loaned Dewey Perrigo, Vice President of Sales of the Company, and Andrea Niemiec-Perrigo, an employee of the Company, $126,000 for the purpose of buying a home. The Promissory Notes evidencing such loans bear interest at prime plus .25% (8.0% at December 31, 1998), and are due and payable on November 30, 2002. On August 19, 1998, a principal payment of $56,000 and an interest payment of $6,152 were made leaving a loan balance of $70,000.

 4. INVENTORIES

     Inventories consisted of the following at December 31, 1999 and 1998:

                                                                 1999          1998
                                                              ----------    ----------
Raw materials...............................................  $3,446,566    $2,313,810
Work in process.............................................   1,092,058       874,002
Finished goods..............................................   3,296,753     2,371,939
                                                              ----------    ----------
                                                              $7,835,377    $5,559,751
                                                              ==========    ==========

 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consisted of the following at December 31, 1999 and 1998:

                                                                 1999          1998
                                                              ----------    ----------
Prepaid advertising and industry trade show fees............  $  541,489    $  376,316
Prepaid royalties...........................................     100,000            --
Prepaid inventory...........................................          --       220,219
VAT recoverable.............................................          --       321,254
Other.......................................................     584,710       414,638
                                                              ----------    ----------
                                                              $1,226,199    $1,332,427
                                                              ==========    ==========

 6. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 1999 and 1998:

                                                                 1999          1998
                                                              ----------    ----------
Equipment and software, including $88,250 and $112,853 of
  capitalized leases at December 31, 1999 and 1998..........  $1,392,629    $1,128,919
Furniture and fixtures......................................     625,579       295,360
Leasehold improvements......................................      52,723        47,251
                                                              ----------    ----------
                                                               2,070,931     1,471,530
Less accumulated depreciation and amortization, including
  $70,067 and $45,142 relating to capitalized leases at
  December 31, 1999 and 1998................................    (768,173)     (474,590)
                                                              ----------    ----------
                                                              $1,302,758    $  996,940
                                                              ==========    ==========

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

 7. INTANGIBLE ASSETS

     Intangible assets consisted of the following at December 31, 1999 and 1998:

                                                                 1999          1998
                                                              ----------    ----------
Patents and trademarks......................................  $  384,523    $  395,905
Excess cost over fair value of assets acquired..............   1,115,338            --
License agreements..........................................     875,000       462,500
Acquired technology.........................................     200,000            --
                                                              ----------    ----------
                                                               2,574,861       858,405
Less accumulated amortization...............................    (543,340)      (59,968)
                                                              ----------    ----------
                                                              $2,031,521    $  798,437
                                                              ==========    ==========

     On October 2, 1998, the Company acquired the exclusive worldwide license agreement for certain tooth whitening products from Chrysalis Dental, Inc. through the issuance of 100,000 shares of common stock valued at $462,500.

     On March 1, 1999, the Company issued 150,000 shares of common stock for the purchase of DMD Germany and Midas Limited, resulting in $1,115,338 of excess cost over estimated fair value of assets acquired.

     On September 28, 1999, the Company acquired worldwide rights, title, and interest for certain curing light technology from Plasma X France through the issuance of 50,000 shares of common stock valued at $200,000.

     On October 15, 1999, the Company acquired the exclusive worldwide license agreement for certain home-use tooth whitening products from Chrysalis Dental, Inc. through the issuance of 100,000 shares of common stock valued at $412,500.

 8. OTHER ASSETS

     Other assets consisted of the following at December 31, 1999 and 1998:

                                                                 1999          1998
                                                              ----------    ----------
Prepaid royalties...........................................  $  575,000    $       --
Deposits....................................................      69,347        49,119
Other.......................................................     344,111            --
                                                              ----------    ----------
                                                              $  988,458    $   49,119
                                                              ==========    ==========

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

 9. ACCRUED LIABILITIES

     Accrued liabilities consisted of the following at December 31, 1999 and 1998:

                                                                 1999          1998
                                                              ----------    ----------
Accrued purchase receipts...................................  $  623,571    $       --
Accrued commissions.........................................     516,064       362,019
Accrued royalties...........................................     169,334            --
Accrued salaries, wages, and payroll taxes..................     156,992        84,661
Accrued advertising.........................................     125,535        78,983
Accrued vacation............................................     103,578        64,225
Accrued warranty............................................      90,813        85,000
Accrued income taxes payable................................      15,302       124,452
Accrued interest............................................          --       161,488
Deferred revenue............................................          --        32,866
Accrued other...............................................     449,890       246,370
                                                              ----------    ----------
                                                              $2,251,079    $1,240,064
                                                              ==========    ==========

10. BORROWINGS UNDER LINE OF CREDIT AND NOTES PAYABLE

     On July 1, 1997, the Company finalized a credit agreement with Comerica Bank ("Comerica") extending up to a $2,000,000 line of credit to the Company, collateralized by a first priority security interest in the Company's assets and by an assignment of the Company's rights under the Boston Marketing Distribution Agreement. The credit facility bore interest at the rate of prime plus .25% per annum (8.00% at December 31, 1998). All borrowings under the facility were subject to a formula based, generally, on accounts receivable and inventory. No amounts were outstanding under this line of credit at December 31, 1998.

     On December 10, 1997, the Company finalized a second agreement with Comerica Bank ("Comerica") extending up to a $500,000 line of credit to the Company for capital expenditures, collateralized by a first priority interest in the Company's assets. The credit facility bore interest at a rate of prime plus
 .5% per annum (8.25% at December 31, 1998). The line expired on December 10, 1998, at which time the principal balance began to amortize over a thirty-six
(36) month period. Borrowings were at 80% of the capital expenditure. At December 31, 1998, $343,890 was outstanding under this line of credit. The outstanding balance was repaid in full in 1999.

     On January 4, 1999, the Company replaced its credit agreements with Comerica with a $6,950,000 facility with Imperial Bank ("Imperial"). The Imperial facility comprises of a $2,500,000 fixed rate non-revolving line of credit due May 31, 2000 of which $1,766,000 bears interest of 9.0% at December 31, 1999 and $734,000 bears interest of 8.01% at December 31, 1999; a $4,000,000 variable rate revolving line of credit loan due May 31, 2000 bearing interest of 9.0% at December 31, 1999; and a $450,000 variable interest rate loan repayable in 16 monthly installments through May 31, 2000 bearing interest of 9.25% at December 31, 1999. The facilities are collateralized by the assets of the Company. The credit facility also requires the Company to comply with certain financial and non-financial covenants. The Company intends to use the credit facilities, when needed, for working capital, capital expenditures and general corporate purposes. On January 21, 1999, the Company borrowed against the Imperial facility to repay the balance owed to Comerica capital credit line of $343,890 plus accrued interest of $1,120. On January 25, 1999, the Company borrowed against the Imperial facility to repay the $4,500,000 12% Senior Subordinated Notes plus accrued interest of $189,000. At December 31, 1999, $2,400,000, $4,000,000, and $302,593 was outstanding under the fixed rate non-revolving line of credit, the variable revolving line of credit, and the variable rate loan, respectively. The Company was in violation of certain financial covenants at December 31, 1999 for which it received a waiver.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

     On March 23, 2000, the Company amended its facility with Imperial Bank to modify certain of its financial covenants and to extend the repayment terms. Under this amendment, the fixed rate non-revolving line of credit is due in monthly installments of $100,000 commencing March 31, 2000 until April 30, 2001 with the balance due on May 31, 2001. Interest under this line of credit increased to 10.0% per annum. The $4,000,000 variable rate revolving line of credit and the variable rate loan repayment dates were extended to May 31, 2001, with no principal payments required at any earlier dates. The interest rate under the variable rate revolving line of credit was amended to 0.5% plus the bank's index rate. In addition, the Company granted the bank 75,000 warrants at an exercise price of $2.50 per share. The financial statements reflect the amended repayment terms. The maturity period is as follows:

2000.....................................  $1,000,000
2001.....................................   5,702,593
                                           ----------
                                           $6,702,593
                                           ==========

11. NOTES PAYABLE:

     Notes payable consisted of the following at December 31, 1999 and 1998:

                                                                1999         1998
                                                              --------    ----------
$4,500,000 12% Senior Subordinated Notes due March 19, 1999,
  net of unamortized discount of $348,435...................  $     --    $4,151,565
Notes payable to certain individuals bearing interest at 12%
  at December 31, 1998. Due on demand prior to December
  2000......................................................   122,320       125,940
                                                              --------    ----------
                                                              $122,320    $4,277,505
                                                              ========    ==========

12. COMMITMENTS AND CONTINGENCIES

  Leases

     As of December 31, 1999 the Company leases four facilities under operating leases that expire in 2000 of which two will not be renewed. On January 25, 2000, the Company leased a fifth facility under an operating lease that expires in 2005. The leases require the Company to pay taxes, maintenance fees, and insurance and provide for periodic fixed rent increases based on a published price index. The Company also leases certain equipment under capital leases that expire in 2000 and has the right to purchase the underlying equipment at the termination of the leases for its fair market value. Rent expense for all operating leases was approximately $196,000, $189,000, and $132,000 for the fiscal years ended December 31, 1999, 1998 and 1997, respectively. Two of the facility leases are guaranteed by Robert H. Gurevitch, Chief Executive Officer and Chairman of the Board of the Company.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

     The aggregate liability for future rentals under lease agreements with noncancelable lease terms in excess of one year as of December 31, 1999, is summarized as follows:

                                                              CAPITAL   OPERATING
                   YEAR ENDED DECEMBER 31                     LEASES      LEASES
                   ----------------------                     -------   ----------
2000........................................................  $19,956   $  424,394
2001........................................................       --      305,592
2002........................................................       --      314,760
2003........................................................       --      324,203
2004........................................................       --      333,929
                                                              -------   ----------
                                                               19,956   $1,702,878
                                                              =======   ==========
Less amounts representing:
  Interest..................................................    1,286
  Current portion...........................................   18,670
                                                              -------
Long term portion...........................................  $    --
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

     Under the agreement with Suni, the Company was required to pay a non refundable fee of $875,000 to Suni to develop technology for a digital x-ray system for the dental market. This non-refundable fee was charged to research and development expense during the year ended December 31, 1997. If the initial prototype developed subsystem was not accepted by the Company, the fee was not refundable to the Company and the Company was under no obligation to pay any additional development fees or financial penalties to Suni. If the initial prototype subsystem was accepted by the Company, upon acceptance of the final prototype subsystem, the Company was obligated to pay an additional development fee of $375,000 which can be offset against future royalty payments. Under the terms of the agreement, the Company will also be required to pay a per unit royalty on each licensed product sold. During 1999, the Company accepted the final prototype subsystem.

     On March 17, 1999, the Company entered into a manufacturing agreement with Suni under which Suni will assemble, test and package the Company's digital x-ray system incorporating the digital x-ray technology

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES developed by Suni for the Company. Under the agreement, which has a three year term, the Company has guaranteed payment in full for at least 3,000 units per year and has agreed to place orders for at least 750 units per quarter. The Company has also agreed to fulfill all of its requirements for the x-ray product from Suni during the term of the agreement. The Company paid $200,000 in fees offsettable against future royalty payments.

     On October 2, 1998, the Company entered into an agreement with Chrysalis Dental, Inc. to acquire the exclusive worldwide license agreement for certain new tooth whitening products ("New Products"). Pursuant to the terms of the agreement the Company is required to pay minimum annual royalties during the term of the agreement. Should the Company fail to make the minimum annual royalty payments after December 31, 2000, the Company shall have the option to convert the exclusive agreement to a non-exclusive agreement and thereafter forego payment of the minimum annual royalties. The Company is also required to pay specified royalties on the net sales of the New Products by the Company in excess of the minimum payments.

     On September 29, 1999, the Company entered into another agreement with Chrysalis Dental, Inc. to acquire the exclusive worldwide license agreement for certain additional tooth whitening products ("New Products"). Pursuant to the terms of the agreement the Company is required to pay minimum annual royalties during the first three years of the agreement. Should the Company fail to make the minimum annual royalty payments after December 31, 2000, the Company shall have the option to convert the exclusive agreement to a non-exclusive agreement and thereafter forego payment of the minimum annual royalties. The Company is also required to pay specified royalties on the net sales of the New Products by the Company in excess of the minimum payments.

13. CAPITAL TRANSACTIONS

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

     On March 2, 1998, the Company entered into an agreement with accredited investors and institutional purchasers for the private placement (the "Debt Placement") of its 12% Senior Subordinated Notes due 1999, and 450,000 warrants (the "1998 Warrants"). The Debt Placement was consummated on March 19, 1998. The 1998 Warrants are (i) exercisable commencing on May 15, 1998, and for five years thereafter for the purchase of one share of Common Stock per Warrant; and (ii) at an exercise price of $5.812 per share. The Senior Subordinated Notes (i) bear interest payable semi-annually at a rate of 12% per annum; (ii) mature on the first anniversary of the date of issuance; and (iii) may be repaid by the Company prior to maturity at one hundred and two (102%) percent of the amount of the unpaid principal plus interest due as of the date of repayment. As a result of the warrant issuance, the Senior Subordinated Notes were discounted by $1,620,225, which was amortized over the term of the Notes. On January 27, 1999, the Company repaid the Senior Subordinated Notes, in full.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

     On July 16, 1999, we raised approximately $5,000,000 through the issuance of 901,000 shares of Common Stock to eight investors. The shares were issued in a private placement and were then registered for resale on a Form S-3 Registration Statement filed on July 23, 1999 and subsequently declared effective.

     On November 23, 1999 we sold an aggregate of 2,000 shares of Series A Exchangeable Preferred Stock, 2,500 shares of Common Stock and Warrants to purchase up to 40,000 shares of Common Stock. The Company received $2,000,000 in gross proceeds less costs of approximately $100,000. The net proceeds of the offering of $1,900,000 were allocated based on the relative fair value to the mandatory redeemable preferred stock ($1,816,343) and to the common stock and warrants ($83,657). Prior to March 15, 2000, holders of Series A Exchangeable Preferred Stock may exchange their shares into common stock at $4.00 per share based upon a stated value of $1,000 per share of Series A Exchangeable Preferred Stock. On and after March 15, 2000, holders of Series A Exchangeable Preferred Stock may exchange their shares for shares of common stock at the lesser of $4.00 per share or the average of the closing bid prices of the common stock during any three (3) of the prior thirty (30) consecutive trading days selected by the holder of the Series A Shares then being exchanged. The preferred stock will mandatorily convert to common stock after (i) the third anniversary from the date of issuance; or (ii) if after 122 days from the date of issuance, the average closing bid price of the Company's common stock for twenty consecutive days is at least $8.00 (and trading volume exceeds specified limits) the Company is required to demand conversion at the exchange price above. The Company may redeem the preferred stock at any time upon the earlier of (i) a public offering, as defined, or (ii) six months after the original issuance date at a price equal to 140% of the stated value plus accrued and unpaid dividends, unless the closing bid price is less than the market price, as defined, on date of issuance in which case the redemption price shall be at 125% of the stated value. The Preferred Stock will receive $40 in dividends per year with payments due quarterly. The Stock Warrants are exercisable into an aggregate 40,000 shares of Common Stock at a purchase price of $2.749 per share through March 15, 2005.

14. STOCK OPTIONS AND WARRANTS

     In March 1997, the Company's Board of Directors approved the "1997 Stock Incentive Plan." Under the plan, incentive stock options and non-statutory stock options may be granted to employees, directors, and consultants to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant and for a term not to exceed 10 years. Options for employees generally vest over a period of 5 years. The maximum number of shares authorized for grants of options under the 1997 Stock Incentive Plan at December 31, 1999 is 1,200,000.

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for the Company's stock based compensation plans. Had compensation costs for the Company's stock option plan been determined

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES based upon the methodology prescribed under SFAS No. 123, the Company's net loss would approximate the pro forma amounts below:

                                                            AS REPORTED     PRO FORMA
                                                            -----------    -----------
YEAR ENDED DECEMBER 31, 1999:
Net loss..................................................  $(6,727,638)   $(7,199,832)
Net loss per share (basic and diluted)....................  $     (1.15)   $     (1.23)
YEAR ENDED DECEMBER 31, 1998:
Net loss..................................................  $(1,816,702)   $(2,215,967)
Net loss per share (basic and diluted)....................  $      (.35)   $      (.43)
YEAR ENDED DECEMBER 31, 1997:
Net loss..................................................  $(2,044,729)   $(2,180,726)
Net loss per share (basic and diluted)....................  $      (.47)   $      (.50)

     The pro forma amounts above were computed using the Black-Scholes option pricing model with the following assumptions for 1999, 1998 and 1997: (i) risk-free interest rate of 6.00%, 4.82% and 6.33%, respectively (ii) expected option life of 5 years, (iii) forfeiture rate of 0, (iv) expected volatility of 80.3%, 72.6% and 68.73%, respectively and (v) no expected dividends.

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996.

     A summary of the status of the Company's stock options as of December 31, 1999, 1998, 1997 and 1996, and the changes during the years ended December 31, 1999, 1998 and 1997, is presented below:

                                                        WEIGHTED AVERAGE    WEIGHTED AVERAGE
                                           NUMBER OF         OPTION            GRANT DATE
                                            SHARES       EXERCISE PRICE        FAIR VALUE
                                           ---------    ----------------    ----------------
Options outstanding at December 31,
  1996...................................    139,943         $2.63
  Granted................................    471,691          3.79               $2.71
  Canceled...............................       (513)         2.95
  Exercised..............................    (10,240)          .88
                                           ---------
Options outstanding at December 31,
  1997...................................    600,881          3.63
  Granted................................    362,950          4.20               $2.67
  Canceled...............................    (32,108)         4.85
  Exercised..............................    (39,917)         2.93
                                           ---------
Options outstanding at December 31,
  1998...................................    891,806          4.15
  Granted................................    454,150          3.61               $2.34
  Canceled...............................    (38,763)         5.67
  Exercised..............................    (38,214)         4.68
                                           ---------
Options outstanding at December 31,
  1999...................................  1,268,979          3.97
                                           =========
Options exercisable at December 31,
  1999...................................    507,560          3.95
  Options available for future grant.....    149,700

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                                   OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                 --------------------------------------------------------   -------------------------------------
                 NUMBER OUTSTANDING   WEIGHTED AVERAGE                      NUMBER OUTSTANDING
   RANGE OF       AT DECEMBER 31,        REMAINING       WEIGHTED AVERAGE    AT DECEMBER 31,     WEIGHTED AVERAGE
EXERCISE PRICE          1999          CONTRACTUAL LIFE    EXERCISE PRICE           1999           EXERCISE PRICE
--------------   ------------------   ----------------   ----------------   ------------------   ----------------
$0.88 - 2.93           415,757           6.03 years           $2.15              174,261              $2.33
$4.00 - 4.50           439,850           8.02 years           $4.06              152,430              $4.05
$5.00 - 5.875          352,872           7.98 years           $5.28              165,869              $5.21
$6.44 - 8.50            60,500           9.31 years           $7.75               15,000              $7.81
                     ---------                                                   -------
                     1,268,979                                                   507,560
                     =========                                                   =======

     The following is a summary of warrants outstanding at December 31, 1999:

              NUMBER OF
     COMMON SHARES UNDER WARRANTS   EXERCISE PRICE    EXPIRATION DATE
     ----------------------------   --------------   -----------------
                450,000                 $5.81          May 15, 2003
                180,000                  5.55          May 14, 2002
              2,069,844                  5.00          May 14, 2002
              1,600,000                  5.00        November 27, 2002
                 40,000                  2.75        November 23, 2004
              ---------
              4,339,844
              =========

15. INCOME TAXES

     The income tax expense for the fiscal years ended December 31, 1999, 1998 and 1997 is as follows:

                                                       1999        1998        1997
                                                      -------    --------    --------
Current:
  Federal...........................................  $    --    $     --    $113,299
  State.............................................    1,600       1,600      40,012
  Foreign...........................................   26,707     128,159          --
                                                      -------    --------    --------
                                                       28,307     129,759     153,311
Deferred:
  Federal...........................................       --          --          --
  State.............................................       --          --          --
                                                      -------    --------    --------
          Total.....................................  $28,307    $129,759    $153,311
                                                      =======    ========    ========

     The Company's effective tax rate for the fiscal years ended December 31, 1999, 1998 and 1997 differs from the statutory federal income tax rate as follows:

                                                              1999     1998     1997
                                                              -----    -----    -----
Tax provision at the statutory rate.........................  (34.0)%  (34.0)%  (34.0)%
Nondeductible expenses......................................    0.3       --      2.0
State taxes, net of federal benefit.........................   (5.6)    (7.1)    (6.0)
Research and development credit.............................     --       --     (5.0)
Valuation allowance.........................................   40.3     43.2     52.0
Foreign taxes...............................................     --      2.3       --
Other.......................................................   (1.0)     3.3      0.3
                                                              -----    -----    -----
                                                                 --%     7.7%     9.3%
                                                              =====    =====    =====

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

     The components of the net deferred taxes are as follows:

                                              DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                  1999            1998            1997
                                              ------------    ------------    ------------
Deferred Tax Assets:
  Inventory reserves........................  $   194,000     $    64,600     $    39,000
  Warranty accrual..........................       39,000          33,900          33,000
  Allowance for returns and doubtful
     accounts...............................      169,700           8,300          20,700
  Net operating loss carryforwards..........    4,182,000       1,625,000       1,029,700
  Research and development credits..........      132,900         171,800         100,000
  Accrued vacation..........................       44,300          25,600          24,100
  Fixed assets..............................       40,300          (7,800)         31,400
  Intangible assets.........................     (139,600)       (127,000)             --
  State tax credits.........................     (349,000)       (111,500)             --
  Other.....................................      153,300          81,500          17,100
  Valuation allowance.......................   (4,466,900)     (1,764,400)     (1,295,000)
                                              -----------     -----------     -----------
                                              $        --     $        --     $        --
                                              ===========     ===========     ===========

     As a result of the Company's recent loss history, a valuation allowance has been recorded for the full amount of the Company's net deferred tax assets.

     The Company has federal tax and state NOL carryforwards of $9.7 million and $9.7 million, respectively, which begin to expire in 2017 and 2002, respectively.

17. EXTRAORDINARY ITEM

     On May 14, 1997, the Company repaid the $1,600,000 principal amount Bridge Notes in connection with the Company's Offering. An extraordinary charge of $234,149 (net of tax benefit of $143,511) was incurred for the early extinguishment of those notes.

18. NON-RECURRING CHARGES

     During the fiscal year ended December 31, 1999, the Company has a non-recurring charge of $566,893 for costs related to an abandoned secondary offering.

     On September 17, 1997, the Company repurchased the exclusive distribution rights of its products into the European market from an independent distributor for 50,000 shares of common stock. This resulted in a non-recurring charge of $256,250.

19 SEGMENT INFORMATION

     The Company operates in one segment -- dental medical equipment which, at December 31, 1999, comprised four main products: TeliCam Systems -- an intraoral camera and dental networking system; Apollo(TM) tooth whitening and curing system; other accessories including the Apollo Secret(R) whitening product and ASAP composite materials; and MPDx(TM) digital x-ray systems. Accordingly no separate segment information is provided other than Enterprise Wide disclosures as required by SFAS No. 131.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

     The following are sales by product lines for the year ended December 31, 1999, 1998, and 1997:

                                                 1999           1998           1997
                                              -----------    -----------    -----------
TeliCam.....................................  $ 6,263,014    $ 6,555,540    $15,367,806
Apollo(TM)..................................   26,233,445     11,125,629             --
MPDx(TM)....................................    1,186,615             --             --
Consumables.................................    2,605,521        593,060             --
Other.......................................    1,892,401        953,569        719,402
                                              -----------    -----------    -----------
                                              $38,180,996    $19,227,798    $16,087,208
                                              ===========    ===========    ===========

     The Company ships products from its operations in the US and Europe. The following are sales by its US and European locations for the years ended December 31, 1999, 1998 and 1997:

                                                 1999           1998           1997
                                              -----------    -----------    -----------
Sales by geography:
United States...............................  $26,548,072    $13,182,354    $16,087,208
Europe......................................   11,632,924      6,045,444             --
                                              -----------    -----------    -----------
                                              $38,180,996    $19,227,798    $16,087,208
                                              ===========    ===========    ===========

     The following is long-lived asset information by geographic area as of December 31, 1999 and 1998:

                                                                 1999         1998
                                                              ----------    --------
Long Lived assets:
United States...............................................  $  949,223    $866,950
Europe......................................................     353,535     129,990
                                                              ----------    --------
                                                              $1,302,758    $996,940
                                                              ==========    ========

20. FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of 1999, as a result of the Company's reassessment of its business plan and related impact upon its inventory requirements, the Company recorded a charge of $805,771 to cost of sales to reduce the carrying amount of certain inventory to its estimated net realizable value. In addition, after performing a thorough assessment of the collectibility of its outstanding accounts receivable following a recent change in not requiring sales to individual dentists to be paid via credit cards, the Company increased its allowance for bad debts by $382,106 in the fourth quarter.

21. SUBSEQUENT EVENTS

     On February 29, 2000 the Company sold an aggregate of 2,250 shares of Series B Exchangeable Preferred Stock, B-1 Warrants to purchase up to 225,000 shares of Common Stock and B-2 Warrants to purchase up to 450,000 shares of common stock. The Company received $2,250,000 in gross proceeds less costs of $157,500. The holders of Series B Exchangeable Preferred Stock may exchange their shares for shares of common stock at the average of the closing bid prices of the common stock during any five (5) of the prior thirty (30) consecutive trading days selected by the holder of the Series B Shares then being exchanged. The Preferred Stock will receive $30 in dividends per year with payments due quarterly. The B-1 Warrants are exercisable into an aggregate 225,000 shares of common stock at a purchase price of $2.7188 per share. The B-2 Warrants are exercisable into an aggregate 450,000 shares of common stock at a purchase price of $3.50 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information required in Item 9, is hereby incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2000 Annual Meeting of its Stockholders ("Proxy Statement").

ITEM 10. EXECUTIVE COMPENSATION

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

EXHIBIT
NUMBER                       DOCUMENT DESCRIPTION
-------                      --------------------
 1.1     Form of Underwriting Agreement.(1)
 1.2     Form of Underwriter's Purchase Option granted to M.H.
         Meyerson & Co., Inc.(1)
 2.1     Dental/Medical Diagnostic Systems, Inc. 1997 Stock Incentive
         Plan.(2)
 3.1     Amended and Restated Certificate of Incorporation of the
         Registrant.(2)
 3.2     Bylaws of the Registrant.(2)
 4.1     Specimen Stock Certificate of the Registrant.(1)
 4.2     Form of Warrant Agreement between American Stock Transfer &
         Trust Company and the Registrant and form of Warrant
         Certificate.(3)
10.1     Agency Agreement dated as of October 23, 1996, by and
         between the Registrant and M.H. Meyerson & Co., Inc.(4)
10.2     Form of Registration Rights Agreement Letter, dated January
         31, 1997, from Registrant to those certain purchasers of the
         Registrant's Common Stock listed on the Schedule thereto.(2)
10.3     Commitment Letter, dated February 13, 1997, from Comerica
         Bank confirming the existence of a secured line of credit
         for the Registrant.(2)
10.4     Employment Agreement, dated as of October 1, 1996, entered into by the Registrant and Robert H. Gurevitch.(4)
10.5     Employment Agreement, dated as of October 1, 1996, entered into by the Registrant and Dewey Perrigo.(4)
10.6     Distribution Agreement, dated as of October 1, 1996, between the Registrant and Boston Marketing Company, Ltd., as
         amended.(2)
10.7     Promissory Note, dated February 1, 1996, between the
         Registrant and Robert H. Gurevitch.(2)

EXHIBIT
NUMBER                       DOCUMENT DESCRIPTION
-------                      --------------------
10.8     Promissory Note, dated February 15, 1996, made by the
         Registrant in favor of Robert H. Gurevitch.(2)
10.9     Extension of Promissory Note, dated November 5, 1996,
         between the Registrant and Robert H. Gurevitch.(4)
10.10    Form of Indemnification Agreement and Schedule of
         Indemnified Parties.(3)
10.11    Standard Office Lease, dated October 30, 1995, between John
         Hancock Mutual Life Insurance Company ("John Hancock") and
         the Registrant, for Suite 202 at 200 North Westlake
         Boulevard Office; and Guaranty of Lease, dated November 6,
         1995, made by Robert H. Gurevitch in favor of John
         Hancock.(2)
10.12    Agreement between the Registrant and DMD NV dated as of
         September 30, 1997.(6)
10.13    Agreement between the Registrant and Suni Imaging
         Microsystems, Inc. dated October 10, 1997.(7)
10.14    Extension of automatic termination provisions of agreement between the Registrant and Suni Imaging Microsystems, Inc., dated November 11, 1997.(7)
10.15    Purchase Agreement by and among the Registrant and the
         purchasers named therein with respect to the sale and
         purchase of an aggregate of $4,500,000 aggregate principal amount of the Registrant's 12% Senior Subordinated Notes due
         1999, and Warrants dated as of March 2, 1998.(7)
10.16    Form of 12% Senior Subordinated Note due 1999.(7)
10.17    Form of Common Stock Purchase Warrant.(7)
10.18    Revolving Credit Loan and Security Agreement between the
         Registrant and Comerica Bank-California, dated as of
         December 10, 1997.(7)
10.19    Variable Rate-Single Payment Note of the Company in form of
         Comerica Bank-California, dated as of December 10, 1997.(7)
10.20    First modification to Variable Rate-Single Payment Note,
         between the Company and Comerica Bank-California, dated as of December 24, 1997.(7)
10.21    Exclusive License Agreement, by and between the Registrant and Chrysalis Dental, Inc., dated as of October 2, 1998.*(8)
10.22    Agreement for the Sale of the Seller's Business and Assets,
         by and among the Registrant, Fadi Nahab and DMDS Ltd., dated
         March 1, 1999.(8)
10.23    Agreement for the Sale of the Seller's Business and Assets,
         by and among DMD Gmbh, Ralf Muller and DMDS Ltd., dated
         March 1, 1999.(8)
10.24    Credit Agreement between the Registrant and Imperial Bank, dated as of January 4, 1999.(8)
10.25    Standard Office Lease, between the Company and Frank F.
         Parker (with addendum), dated as of August 8, 1997, for
         16722 Millikan Avenue, Irvine, CA.(8)
10.26    Second Addendum to Standard Office Lease, between the
         Company and Frank F. Parker, dated July 29, 1998, for 16722
         Millikan Avenue, Irvine, CA.(8)
10.27    Suni-DMD Manufacturing, Assembly & Test Services Agreement,
         by and between Registrant and Suni Imaging Microsystems,
         Inc., dated as of March 17, 1999.*(8)
10.28    Contract between DMDS Ltd. and DDM SARL, dated as of March
         8, 2000.
10.29    Exclusive License Agreement, by and between the Registrant and Chrysalis, Inc., dated as of October 28, 1999.
10.30    First addendum to Exclusive License Agreement dated
         September 29, 1999, by and between the Registrant and
         Chrysalis Dental, Inc., dated as of November 15, 1999.
10.31    Letter of Intent for Exclusive License Agreement, by and
         between the Registrant and Chrysalis Dental, Inc., dated as of September 16, 1998.
10.32    First addendum to Exclusive License Agreement dated
         September 16, 1998, by and between the Registrant and
         Chrysalis Dental, Inc. and Den-Pak, LLC, dated as of August
         12, 1999.
10.33    Stock Purchase Agreement, by and between the Registrant and
         Chrysalis Dental, Inc., dated as of October 2, 1998.

EXHIBIT
NUMBER                       DOCUMENT DESCRIPTION
-------                      --------------------
10.35    Contract about a manufacturing relationship related to the partial manufacturing of a product called "LED Light" (or
         Apollo-E-Light), by and between the Registrant and Francois
         Duret.
10.36    License Agreement, by and between DMDS Ltd. and Francois
         Duret.
10.37    Standard Industrial/Commercial Single Tenant Lease, between the Registrant and Frank F. Parker, dated September 15,
         1999, for 1540 S. Lyon Street, Santa Ana, CA.
10.38    Standard Industrial Lease, between the Registrant and AKA
         Enterprises, dated January 25, 2000, for 6416 Variel Avenue,
         Woodland Hills, CA.
10.39    Services Agreement by and between the Registrant and Shoebox
         Entertainment, dated April 27, 1999.
10.40    Advertising Agreement by and between the Registrant and Jack
         Wagner and Kristina Wagner, dated June 24, 1999.
10.41    Exchangeable Preferred Stock and Warrants Purchase
         Agreement, by and among the Registrant and the several
         investors set forth therein, dated as of October 25,
         1999.(9)
10.42    Certificate of Designations, Preferences and Rights of
         Series A Exchangeable Preferred Stock of the Registrant as
         filed November 16, 1999.(9)
10.43    Form of Stock Purchase Warrant, dated as of October 25,
         1999.(9)
10.44    Registration Rights Agreement, dated as of October 25, 1999, by and among the Registrant and the several investors set
         forth therein.(9)
10.45    Exchangeable Preferred Stock and Warrants Purchase
         Agreement, by and among the Registrant and the several
         investors set forth therein, dated as of February 24, 2000.
10.46    Certificate of Designations, Preferences and Rights of
         Series B Exchangeable Preferred Stock of the Registrant, as
         filed March 3, 2000.
10.47    Form of B-1 Stock Purchase Warrant, dated as of February 24,
         2000.
10.48    Form of B-2 Stock Purchase Warrant, dated as of February 24,
         2000.
10.49    Registration Rights Agreement, dated as of February 24,
         2000, by and among the Registrant and the several investors set forth therein.
10.50    Third amendment to promissory note in the principal amount of $2,500,000 and fifth amendment to credit agreement and
         waiver, dated as of March 23, 2000, by and between the
         Registrant and Imperial Bank.
21.1     Subsidiaries of the Registrant.
23.1     Consent of PricewaterhouseCoopers LLP.
24.1     Power of Attorney (included in signature page attached to
         this Form 10-K/SB).
27.1     Financial Data Schedule.

---------------
 * The Registrant has requested Confidential Treatment of portions of the referenced exhibit.

(1) Incorporated by reference to exhibits to Pre-effective Amendment No. 1 to the Registration Statement on Form SB-2 of the Registrant filed on April 7, 1997 (File No. 333-22507).

(2) Incorporated by reference to exhibits to the Registrant's Registration Statement on Form SB-2 filed on February 28, 1997 (File No. 333-22507).

(3) Incorporated by reference to exhibits to Pre-effective Amendment No. 2 to the Registrant's Registration Statement on Form SB-2 filed on April 30 (File No. 333-22507).

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

(8) Incorporated by reference to exhibits to the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(9) Incorporated by reference to exhibits to Registrant's Current Report on Form 8-K dated November 23, 1999, filed on December 8, 1999.

(b) REPORTS ON FORM 8-K.

     Current Report on Form 8-K dated November 23, 1999, filed on December 8, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report on Form 10KSB to be signed on its behalf by the undersigned thereunto duly authorized in the City of Los Angeles and State of California on the 29th day of March, 2000.

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

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated:

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                /s/ ROBERT H. GUREVITCH                     Chairman, Chief Executive    March 29, 2000
--------------------------------------------------------      Officer, and Director
                  Robert H. Gurevitch

                  /s/ JACK D. PRESTON                       Executive Vice-President     March 29, 2000
--------------------------------------------------------          and Director
                    Jack D. Preston

                  /s/ STEPHEN F. ROSS                       Chief Financial Officer,     March 29, 2000
--------------------------------------------------------  Principal Accounting Officer
                    Stephen F. Ross

                /s/ MARVIN H. KLEINBERG                             Director             March 29, 2000
--------------------------------------------------------
                  Marvin H. Kleinberg

                  /s/ JOHN A. KHADEMI                               Director             March 29, 2000
--------------------------------------------------------
                    John A. Khademi

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DOCUMENT DESCRIPTION
-------                      --------------------
 1.1     Form of Underwriting Agreement.(1)
 1.2     Form of Underwriter's Purchase Option granted to M.H.
         Meyerson & Co., Inc.(1)
 2.1     Dental/Medical Diagnostic Systems, Inc. 1997 Stock Incentive
         Plan.(2)
 3.1     Amended and Restated Certificate of Incorporation of the
         Registrant.(2)
 3.2     Bylaws of the Registrant.(2)
 4.1     Specimen Stock Certificate of the Registrant.(1)
 4.2     Form of Warrant Agreement between American Stock Transfer &
         Trust Company and the Registrant and form of Warrant
         Certificate.(3)
10.1     Agency Agreement dated as of October 23, 1996, by and
         between the Registrant and M.H. Meyerson & Co., Inc.(4)
10.2     Form of Registration Rights Agreement Letter, dated January
         31, 1997, from Registrant to those certain purchasers of the
         Registrant's Common Stock listed on the Schedule thereto.(2)
10.3     Commitment Letter, dated February 13, 1997, from Comerica
         Bank confirming the existence of a secured line of credit
         for the Registrant.(2)
10.4     Employment Agreement, dated as of October 1, 1996, entered into by the Registrant and Robert H. Gurevitch.(4)
10.5     Employment Agreement, dated as of October 1, 1996, entered into by the Registrant and Dewey Perrigo.(4)
10.6     Distribution Agreement, dated as of October 1, 1996, between the Registrant and Boston Marketing Company, Ltd., as
         amended.(2)
10.7     Promissory Note, dated February 1, 1996, between the
         Registrant and Robert H. Gurevitch.(2)
10.8     Promissory Note, dated February 15, 1996, made by the
         Registrant in favor of Robert H. Gurevitch.(2)
10.9     Extension of Promissory Note, dated November 5, 1996,
         between the Registrant and Robert H. Gurevitch.(4)
10.10    Form of Indemnification Agreement and Schedule of
         Indemnified Parties.(3)
10.11    Standard Office Lease, dated October 30, 1995, between John
         Hancock Mutual Life Insurance Company ("John Hancock") and
         the Registrant, for Suite 202 at 200 North Westlake
         Boulevard Office; and Guaranty of Lease, dated November 6,
         1995, made by Robert H. Gurevitch in favor of John
         Hancock.(2)
10.12    Agreement between the Registrant and DMD NV dated as of
         September 30, 1997.(6)
10.13    Agreement between the Registrant and Suni Imaging
         Microsystems, Inc. dated October 10, 1997.(7)
10.14    Extension of automatic termination provisions of agreement between the Registrant and Suni Imaging Microsystems, Inc., dated November 11, 1997.(7)
10.15    Purchase Agreement by and among the Registrant and the
         purchasers named therein with respect to the sale and
         purchase of an aggregate of $4,500,000 aggregate principal amount of the Registrant's 12% Senior Subordinated Notes due
         1999, and Warrants dated as of March 2, 1998.(7)
10.16    Form of 12% Senior Subordinated Note due 1999.(7)
10.17    Form of Common Stock Purchase Warrant.(7)
10.18    Revolving Credit Loan and Security Agreement between the
         Registrant and Comerica Bank-California, dated as of
         December 10, 1997.(7)
10.19    Variable Rate-Single Payment Note of the Company in form of
         Comerica Bank-California, dated as of December 10, 1997.(7)
10.20    First modification to Variable Rate-Single Payment Note,
         between the Company and Comerica Bank-California, dated as of December 24, 1997.(7)
10.21    Exclusive License Agreement, by and between the Registrant and Chrysalis Dental, Inc., dated as of October 2, 1998.*(8)
10.22    Agreement for the Sale of the Seller's Business and Assets,
         by and among the Registrant, Fadi Nahab and DMDS Ltd., dated
         March 1, 1999.(8)

EXHIBIT
NUMBER                       DOCUMENT DESCRIPTION
-------                      --------------------
10.23    Agreement for the Sale of the Seller's Business and Assets,
         by and among DMD Gmbh, Ralf Muller and DMDS Ltd., dated
         March 1, 1999.(8)
10.24    Credit Agreement between the Registrant and Imperial Bank, dated as of January 4, 1999.(8)
10.25    Standard Office Lease, between the Company and Frank F.
         Parker (with addendum), dated as of August 8, 1997, for
         16722 Millikan Avenue, Irvine, CA.(8)
10.26    Second Addendum to Standard Office Lease, between the
         Company and Frank F. Parker, dated July 29, 1998, for 16722
         Millikan Avenue, Irvine, CA.(8)
10.27    Suni-DMD Manufacturing, Assembly & Test Services Agreement,
         by and between Registrant and Suni Imaging Microsystems,
         Inc., dated as of March 17, 1999.*(8)
10.28    Contract between DMDS Ltd. and DDM SARL, dated as of March
         8, 2000.
10.29    Exclusive License Agreement, by and between the Registrant and Chrysalis, Inc., dated as of October 28, 1999.
10.30    First addendum to Exclusive License Agreement dated
         September 29, 1999, by and between the Registrant and
         Chrysalis Dental, Inc., dated as of November 15, 1999.
10.31    Letter of Intent for Exclusive License Agreement, by and
         between the Registrant and Chrysalis Dental, Inc., dated as of September 16, 1998.
10.32    First addendum to Exclusive License Agreement dated
         September 16, 1998, by and between the Registrant and
         Chrysalis Dental, Inc. and Den-Pak, LLC, dated as of August
         12, 1999.
10.33    Stock Purchase Agreement, by and between the Registrant and
         Chrysalis Dental, Inc., dated as of October 2, 1998.
10.35    Contract about a manufacturing relationship related to the partial manufacturing of a product called "LED Light" (or
         Apollo-E-Light), by and between the Registrant and Francois
         Duret.
10.36    License Agreement, by and between DMDS Ltd. and Francois
         Duret.
10.37    Standard Industrial/Commercial Single Tenant Lease, between the Registrant and Frank F. Parker, dated September 15,
         1999, for 1540 S. Lyon Street, Santa Ana, CA.
10.38    Standard Industrial Lease, between the Registrant and AKA
         Enterprises, dated January 25, 2000, for 6416 Variel Avenue,
         Woodland Hills, CA.
10.39    Services Agreement by and between the Registrant and Shoebox
         Entertainment, dated April 27, 1999.
10.40    Advertising Agreement by and between the Registrant and Jack
         Wagner and Kristina Wagner, dated June 24, 1999.
10.41    Exchangeable Preferred Stock and Warrants Purchase
         Agreement, by and among the Registrant and the several
         investors set forth therein, dated as of October 25,
         1999.(9)
10.42    Certificate of Designations, Preferences and Rights of
         Series A Exchangeable Preferred Stock of the Registrant as
         filed November 16, 1999.(9)
10.43    Form of Stock Purchase Warrant, dated as of October 25,
         1999.(9)
10.44    Registration Rights Agreement, dated as of October 25, 1999, by and among the Registrant and the several investors set
         forth therein.(9)
10.45    Exchangeable Preferred Stock and Warrants Purchase
         Agreement, by and among the Registrant and the several
         investors set forth therein, dated as of February 24, 2000.
10.46    Certificate of Designations, Preferences and Rights of
         Series B Exchangeable Preferred Stock of the Registrant, as
         filed March 3, 2000.
10.47    Form of B-1 Stock Purchase Warrant, dated as of February 24,
         2000.
10.48    Form of B-2 Stock Purchase Warrant, dated as of February 24,
         2000.
10.49    Registration Rights Agreement, dated as of February 24,
         2000, by and among the Registrant and the several investors set forth therein.
10.50    Third amendment to promissory note in the principal amount of $2,500,000 and fifth amendment to credit agreement and
         waiver, dated as of March 23, 2000, by and between the
         Registrant and Imperial Bank.

EXHIBIT
NUMBER                       DOCUMENT DESCRIPTION
-------                      --------------------
21.1     Subsidiaries of the Registrant.
23.1     Consent of PricewaterhouseCoopers LLP.
24.1     Power of Attorney (included in signature page attached to
         this Form 10-K/SB).
27.1     Financial Data Schedule.

---------------
 * The Registrant has requested Confidential Treatment of portions of the referenced exhibit.

(1) Incorporated by reference to exhibits to Pre-effective Amendment No. 1 to the Registration Statement on Form SB-2 of the Registrant filed on April 7, 1997 (File No. 333-22507).

(2) Incorporated by reference to exhibits to the Registrant's Registration Statement on Form SB-2 filed on February 28, 1997 (File No. 333-22507).

(3) Incorporated by reference to exhibits to Pre-effective Amendment No. 2 to the Registrant's Registration Statement on Form SB-2 filed on April 30 (File No. 333-22507).

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

(8) Incorporated by reference to exhibits to the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(9) Incorporated by reference to exhibits to Registrant's Current Report on Form 8-K dated November 23, 1999, filed on December 8, 1999.