Form 10KSB/A
period 1999-12-31
DENTAL MEDICAL DIAGNOSTIC SYSTEMS INC
filed 2000-04-25
CIK 738194

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                 FORM 10-KSB/A
                            ------------------------

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

  The TeliCam, Intraoral Cameras

     The Company's best selling product from 1996 through mid-1998 was its line of intraoral cameras beginning with the "TeliCam I," which was introduced into the market in February 1996. In the second quarter of 1997, the Company began marketing the "TeliCam II System," which was developed to allow the video interfacing of multiple examination rooms via the Company's networking system known as "InTELInet" (described below). Currently, the Company's primary intraoral camera is the "TeliCam Elite," which was introduced into the market during the second quarter of 1998. The distinguishing feature that sets the TeliCam apart from competing intraoral dental cameras is the proprietary "Teli" CCU processor. This "frame grabber computer chip" allows the camera to capture and "freeze" multiple video images and display them simultaneously without an additional external device such as a computer, video recorder, or video color printer. In addition, the Teli CCU processor incorporates an automatic light intensity control which substantially eliminates reflection and glare from the intraoral illumination providing clearer video images. The Company has exclusive worldwide rights to market the Teli CCU processor to the dental market. Through December 31, 1999, the Company had sold an aggregate of 8,833 TeliCam I, TeliCam II and TeliCam Elite Systems to dentists throughout the United States, as well as to several dental schools, and an aggregate of 3,328 TeliCam I, TeliCam II and TeliCam Elite Systems internationally. During the fiscal year ended December 31, 1999, the Company purchased fewer than 2,500 units under its distribution agreement with Boston Marketing. Boston Marketing has refused to accept a subsequently placed order. On April 7, 2000 Boston Marketing filed suit in Los Angeles Superior Court alleging breach of contract and seeking unspecified damages. The Company is investigating the allegations and has not yet responded to the suit. The Company intends to defend the action vigorously and believes that it has meritorious defenses to this suit. Management believes that, if necessary, other CCD chips, CCU processors and frame grabbers could be obtained from third-party suppliers on comparable terms, although a disruption in supplies of components could extend for several months, which could materially adversely affect the Company's operating results. In addition, if the Company were forced to seek supplies of CCD chips, CCU processors and frame grabbers not manufactured by Teli, the Company may not be able to market the units incorporating those CCD chips, CCU processors and frame grabbers under the "TeliCam" trademark which could materially adversely affect the Company's operating results.

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

     Effective October 1, 1996, the Company amended its distribution agreement ("BMC Distribution Agreement") with Boston Marketing, a licensed distributor of the Teli manufactured CCD chip which includes the Teli CCU processor. Pursuant to the BMC Distribution Agreement, the Company has the exclusive right (i) to market certain Teli manufactured CCD chip assemblies with CCU processors (model numbers CS6110 S/B with Frame Grabber, CS6110 P S/B with Frame Grabber and the CS6110 S/B without Frame Grabber (each a "Teli Unit" and collectively the "Teli Units")) to the dental market, and (ii) to use the "TeliCam" trademark. The Teli Units are key components of the Company's intraoral digital cameras. The BMC Distribution Agreement has a five-year initial term. The Company has agreed to purchase a minimum of 2,500 Teli Units per year for each of the five years, at an initial price of $750 per Teli Unit. The Boston Marketing Distribution Agreement is terminable by Boston Marketing if the Company fails to meet its annual minimum purchase obligation. While the term of the BMC Distribution Agreement expires on December 31, 2000, it may be extended by mutual agreement of the Company and Boston Marketing for an additional five-year term. During the fiscal year ended December 31, 1999, the Company purchased fewer then 2,500 units under the BMC Distribution Agreement. Boston Marketing has refused to accept a subsequently placed order. On April 7, 2000 Boston Marketing filed suit in Los Angeles Superior Court alleging breach of contract and seeking unspecified damages. The Company is investigating the allegations and has not yet responded to the suit. The Company intends to defend the action vigorously and believes that it has meritorious defenses to this suit. Management believes that, if necessary, other CCD chips, CCU processors and frame grabbers could be obtained from third-party suppliers on comparable terms, although a disruption in supplies of components could extend for several months, which could materially adversely affect the Company's operating results. In addition, if the Company were forced to seek supplies of CCD chips, CCU processors and frame grabbers not manufactured by Teli, the Company may not be able to market the units incorporating those CCD chips, CCU processors and frame grabbers under the "TeliCam" trademark which could materially adversely affect the Company's operating results.

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

     The intellectual property rights to the TeliCam System are owned by third parties. Pursuant to an agreement with Boston Marketing Company, Ltd. ("Boston Marketing") the Company has the exclusive right to market TeliCam's CCD processor unit ("Teli Units") to the dental market ("Boston Marketing Distribution Agreement"). Also pursuant to this agreement, the Company has the rights to use the "TeliCam" trademark. During the fiscal year ended December 31, 1999, the Company purchased fewer then 2,500 units under the Boston Marketing Distribution Agreement. Boston Marketing has refused to accept a subsequently placed order. On April 7, 2000 Boston Marketing filed suit in Los Angeles Superior Court alleging breach of contract and seeking unspecified damages. The Company is investigating the allegations and has not yet responded to the suit. The Company intends to defend the action vigorously and believes it has meritorious defenses to the suit. Management believes that, if necessary, other CCD chips, CCU processors and frame grabbers could be obtained from third-party suppliers on comparable terms, although a disruption in supplies of components could extend for several months, which could materially adversely affect the Company's operating results. In addition, if the Company were forced to seek supplies of CCD chips, CCU processors and frame grabbers not manufactured by Teli, the Company may not be able to market the units incorporating those CCD chips, CCU processors and frame grabbers under the "TeliCam" trademark which could materially adversely affect the Company's operating results.

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

ITEM 3. LEGAL PROCEEDINGS

     During the fiscal year ended December 31, 1999, the Company purchased fewer than 2,500 units under the Boston Marketing Distribution Agreement. Boston Marketing has refused to accept a subsequently placed order. On April 7, 2000, Boston Marketing filed suit in Los Angeles Superior Court alleging breach of contract and seeking unspecified damages. The Company is investigating the allegations and has not yet responded to the suit. The Company intends to defend the action vigorously and believes that it has meritorious defenses to the suit. However, because the discovery process has not yet commenced, the Company is not able to estimate the extent of liability, if any, that it faces as a result of this suit. Management believes that, if necessary, other CCD chips, CCU processors and frame grabbers could be obtained from third-party suppliers on comparable terms, although a disruption in supplies of components could extend for several months, which could materially adversely affect the Company's operating results. In addition, if the Company were forced to seek supplies of CCD chips, CCU processors and frame grabbers not manufactured by Teli, the Company may not be able to market the units incorporating those CCD chips, CCU processors and frame grabbers under the "TeliCam" trademark which could materially adversely affect the Company's operating results.

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

     As of the end of March 2000, minimum purchase obligations under the BMC Agreement and the purchase obligations under the Suni Manufacturing Agreement, are the only significant future commitments which will be financed by cash from continuing operations. During the fiscal year ended December 31, 1999, the Company purchased fewer than 2,500 units under the BMC Distribution Agreement. Boston Marketing has refused to accept subsequently placed order. On April 7, 2000 Boston Marketing filed suit in Los Angeles Superior Court alleging breach of contract and seeking unspecified damages. The Company is investigating the allegations and has not yet responded to the suit. The Company intends to defend the action vigorously and believes that it has meritorious defenses to the suit. Management believes that, if necessary, other CCD chips, CCU processors and frame grabbers could be obtained from third-party suppliers on comparable terms, although a disruption in supplies of components could extend for several months, which could materially adversely affect the Company's operating results. In addition, if the Company were forced to seek supplies of CCD chips, CCU processors and frame grabbers not manufactured by Teli, the Company may not be able to market the units incorporating those CCD chips, CCU processors and frame grabbers under the "TeliCam" trademark which could materially adversely affect the Company's operating results.

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

                     NUMBER OF SHARES OF COMMON            NUMBER OF SHARES OF COMMON
                  STOCK INTO WHICH 2,000 SHARES OF      STOCK INTO WHICH 2,250 SHARES OF         PERCENTAGE OF
   ASSUMED          SERIES A PREFERRED STOCK MAY          SERIES B PREFERRED STOCK MAY       OUTSTANDING SHARES OF
EXCHANGE PRICE                EXCHANGE                              EXCHANGE                     COMMON STOCK
--------------   -----------------------------------   -----------------------------------   ---------------------
    $2.75                       727,273                               818,182                        23.8%
     2.50                       800,000                               900,000                        26.2%
     2.25                       888,889                             1,000,000                        29.1%
     2.00                     1,000,000                             1,125,000                        32.7%
     1.75                     1,142,857                             1,285,714                        37.4%
     1.50                     1,333,333                             1,500,000                        43.6%
     1.25                     1,600,000                             1,800,000                        52.3%
     1.00                     2,000,000                             2,250,000                        65.4%

WE REQUIRE STOCKHOLDER APPROVAL OR AN ADDITIONAL CASH PAYMENT FOR WHICH WE MAY NOT CURRENTLY HAVE SUFFICIENT FUNDS AND MAY HAVE TO SEEK ADDITIONAL FINANCING.

     Under the rules and regulations of the Nasdaq Stock Market, we require stockholder approval to issue 20% or more of our outstanding common stock in a single transaction. Because the rate at which the Series A Preferred Stock and Series B Preferred Stock exchange into common stock fluctuates, it is possible that the number of shares of common stock into which the Series A Preferred Stock or Series B Preferred Stock may exchange could exceed 20%. We have agreed with the purchasers of the Series A Preferred Stock and the Series B Preferred Stock that we will seek stockholder approval of these issuances at the 2000 Annual Meeting of Stockholders. Prior to receiving stockholder approval, or if stockholder approval is not obtained, any attempted exchange of shares of Series A Preferred Stock or Series B Preferred Stock in excess of 19.9% of the outstanding common stock of the Company must be paid in cash to the holder of the Series A Preferred Stock or Series B Preferred Stock. Because, in connection with the sale of shares of Series B Preferred Stock, we issued warrants to purchase up to 675,000 shares of common stock (10% of our then outstanding common stock), if we do not receive stockholder approval of the Series B transaction we will likely have to honor the exchange of a significant number of shares of Series B Preferred Stock in cash. We may not currently have sufficient funds to honor the exchange of a significant number of shares of Series A Preferred Stock or Series B Preferred Stock in cash, and any efforts by the holders of Series A Preferred Stock or Series B Preferred Stock to receive cash in exchange for shares of Series A Preferred Stock or Series B Preferred Stock could have a material adverse effect on our liquidity and financial condition. If we are obligated to honor the exchange of shares of Series A Preferred Stock or Series B Preferred Stock in cash, we would likely have to obtain considerable financing to fulfill the obligation. We cannot guarantee that such financing will be available or, if available, that it can be obtained on terms satisfactory to us or on terms favorable to the holders of our common stock.

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

IF THE TRADING PRICE OF OUR COMMON STOCK FALLS BELOW $1.00, WE MAY BE DELISTED FROM THE NASDAQ STOCK MARKET AND THE BOSTON STOCK EXCHANGE.

     The closing sale price of our Common Stock on April 19, 2000 was $1.7188 per share. Under the rules and regulations of the Nasdaq Stock Market and the Boston Stock Exchange, to maintain listing on the Nasdaq Small Cap Market and the Boston Stock Exchange we must maintain a trading price per share of more than $1.00. If the trading price per share of our common stock falls below $1.00, we may be delisted from the Nasdaq Small Cap Market and the Boston Stock Exchange. If we were delisted from the Nasdaq Small Cap Market and the Boston Stock Exchange, trading in our common stock, if any, would have to be conducted in the over-the-counter market in so-called "pink sheets" or, if then available, the OTC Bulletin Board. As a result, the holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

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

WE FACE THE POTENTIAL LOSS OF OUR TELICAM COMPONENT SUPPLY, AND OTHER CLAIMS OF BOSTON MARKETING, WHICH COULD RESULT IN SIGNIFICANT LIABILITY, DISRUPT OUR OPERATIONS AND ADVERSELY AFFECT OUR OPERATING RESULTS.

     Effective October 1, 1996, we amended our distribution agreement ("BMC Distribution Agreement") with Boston Marketing, a licensed distributor of the Teli manufactured CCD chip which includes the Teli CCU processor. Pursuant to the BMC Distribution Agreement, we have the exclusive right (i) to market certain Teli manufactured CCD chip assemblies with CCU processors (each a "Teli Unit," and collectively the "Teli Units") to the dental market, and (ii) to use the "TeliCam" trademark. The Teli Units are key components of our intraoral digital cameras. The BMC Distribution Agreement has a five-year initial term. We have agreed to purchase a minimum of 2,500 Teli Units per year for each of the five years, at an initial price of $750 per Teli Unit. The BMC Distribution Agreement is terminable by Boston Marketing if we fail to meet our annual minimum purchase obligation. During the fiscal year ended December 31, 1999, we purchased fewer than 2,500 units under the BMC Distribution Agreement. Boston Marketing has refused to accept a subsequently placed order. In April 2000 we were served with a lawsuit that makes numerous claims including the allegation that we failed to make the minimum purchases for calendar year 1999.

     We are investigating the claims made by Boston Marketing in their complaint. We intend to defend this matter vigorously and believe that we have meritorious defenses to the allegations contained in the complaint. However, if the BMC Distribution Agreement is canceled because of failure to meet minimum purchase requirements, we would need to obtain an alternative source of supply. Management believes that, if necessary, other CCD chips, CCU processors and frame grabbers could be obtained from third-party suppliers on comparable terms, although a disruption in supplies of components could extend for several months, which could materially adversely affect our operating results. In addition, if the Company were forced to seek supplies of CCD chips, CCU processors and frame grabbers not manufactured by Teli, the Company may not be able to market the units incorporating those CCD chips, CCU processors and frame grabbers under the "TeliCam" trademark which could materially adversely affect the Company's operating results.

ITEM 7. FINANCIAL STATEMENTS

                    DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   30
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   31
Consolidated Statements of Operations for the Fiscal Years
  ended December 31, 1999, 1998 and 1997....................   32
Consolidated Statements of Stockholders' Equity for the
  Fiscal Years ended December 31, 1999, 1998 and 1997.......   33
Consolidated Statements of Cash Flows for the Fiscal Years
  ended December 31, 1999, 1998 and 1997....................   34
Consolidated Statements of Comprehensive Loss for the Fiscal
  Years ended December 31, 1999, 1998 and 1997..............   35
Notes to Consolidated Financial Statements..................   36

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

     As discussed in Note 21, on April 7, 2000 Boston Marketing filed suit against the Company alleging breach of contract and unspecified damages.

/s/ PricewaterhouseCoopers LLP
Woodland Hills, CA
March 17, 2000 except for the
subsequent event described
in Note 10, as to which the
date is March 23, 2000
and Note 21 as to which the
date is April 7, 2000

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

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Net sales...........................................  $38,180,996    $19,227,798    $16,087,208
Cost of sales.......................................   22,144,868      9,820,882     10,234,206
                                                      -----------    -----------    -----------

  Gross profit......................................   16,036,128      9,406,916      5,853,002

Selling, general and administrative expense.........   19,659,552      8,764,910      6,031,066
Research and development expense....................    1,823,003        549,304      1,213,766
Non-recurring charge................................      566,893             --        256,250
                                                      -----------    -----------    -----------

  Operating (loss) income...........................   (6,013,320)        92,702     (1,648,080)

Interest and other income...........................     (434,321)      (195,532)      (205,818)
Interest expense....................................    1,055,813      1,739,693        138,576
Amortization of debt issuance costs.................       64,519        235,484         76,431
                                                      -----------    -----------    -----------

Loss before income taxes and extraordinary item.....   (6,699,331)    (1,686,943)    (1,657,269)

Provision for income taxes..........................       28,307        129,759        153,311
                                                      -----------    -----------    -----------

Loss before extraordinary item......................   (6,727,638)    (1,816,702)    (1,810,580)

Extraordinary loss on early extinguishment of debt
  (net of tax benefit of $143,511)..................           --             --       (234,149)
                                                      -----------    -----------    -----------

          Net loss..................................  $(6,727,638)   $(1,816,702)   $(2,044,729)
                                                      ===========    ===========    ===========

Basic and diluted loss per share before
  extraordinary item................................  $     (1.15)   $      (.35)   $      (.42)

Basic and diluted loss per share after extraordinary
  item..............................................  $     (1.15)   $      (.35)   $      (.47)

Basic and diluted weighted average number of
  shares............................................    5,839,416      5,151,614      4,341,498

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
                                                              =======

  Distribution Agreements

     Effective October 1, 1996, the Company amended its distribution agreement ("BMC Distribution Agreement") with Boston Marketing, a licensed distributor of the Teli manufactured CCD chip which includes the Teli CCU processor. Pursuant to the BMC Distribution Agreement, the Company has the exclusive right (i) to market certain Teli manufactured CCD chip assemblies with CCU processors (model numbers CS6110 S/B with Frame Grabber, CS6110 P S/B with Frame Grabber and the CS6110 S/B without Frame Grabber (each a "Teli Unit" and collectively the "Teli Units")) to the dental market, and (ii) to use the "TeliCam" trademark. The Teli Units are key components of the Company's intraoral digital cameras. The BMC Distribution Agreement has a five-year initial term. The Company has agreed to purchase a minimum of 2,500 Teli Units per year for each of the five years, at an initial price of $750 per Teli Unit. The Boston Marketing Distribution Agreement is terminable by Boston Marketing if the Company fails to meet its annual minimum purchase obligation. The term of the BMC Distribution Agreement may be extended by mutual agreement of the Company and Boston Marketing for an additional five year term. During the fiscal year ended December 31, 1999, the Company purchased fewer than 2,500 units under the BMC Distribution Agreement (see Note 21).

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

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

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

     On April 7, 2000 Boston Marketing filed suit in Los Angeles Superior Court alleging breach of contract and unspecified damages. The Company intends to defend the action vigorously and believes that it has meritorious defenses to the suit. However, because the discovery process has not yet commenced, the Company is unable to estimate the extent of liability, if any, that could result from this suit.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

EXHIBIT
NUMBER                       DOCUMENT DESCRIPTION
-------                      --------------------
 1.1     Form of Underwriting Agreement.(1)
 1.2     Form of Underwriter's Purchase Option granted to M.H.
         Meyerson & Co., Inc.(1)
 2.1     Dental/Medical Diagnostic Systems, Inc. 1997 Stock Incentive
         Plan.(2)
 3.1     Amended and Restated Certificate of Incorporation of the
         Registrant.(2)
 3.2     Bylaws of the Registrant.(2)
 4.1     Specimen Stock Certificate of the Registrant.(1)
 4.2     Form of Warrant Agreement between American Stock Transfer &
         Trust Company and the Registrant and form of Warrant
         Certificate.(3)
10.1     Agency Agreement dated as of October 23, 1996, by and
         between the Registrant and M.H. Meyerson & Co., Inc.(4)
10.2     Form of Registration Rights Agreement Letter, dated January
         31, 1997, from Registrant to those certain purchasers of the
         Registrant's Common Stock listed on the Schedule thereto.(2)
10.3     Commitment Letter, dated February 13, 1997, from Comerica
         Bank confirming the existence of a secured line of credit
         for the Registrant.(2)
10.4     Employment Agreement, dated as of October 1, 1996, entered into by the Registrant and Robert H. Gurevitch.(4)
10.5     Employment Agreement, dated as of October 1, 1996, entered into by the Registrant and Dewey Perrigo.(4)
10.6     Distribution Agreement, dated as of October 1, 1996, between the Registrant and Boston Marketing Company, Ltd., as
         amended.(2)
10.7     Promissory Note, dated February 1, 1996, between the
         Registrant and Robert H. Gurevitch.(2)

EXHIBIT
NUMBER                       DOCUMENT DESCRIPTION
-------                      --------------------
10.8     Promissory Note, dated February 15, 1996, made by the
         Registrant in favor of Robert H. Gurevitch.(2)
10.9     Extension of Promissory Note, dated November 5, 1996,
         between the Registrant and Robert H. Gurevitch.(4)
10.10    Form of Indemnification Agreement and Schedule of
         Indemnified Parties.(3)
10.11    Standard Office Lease, dated October 30, 1995, between John
         Hancock Mutual Life Insurance Company ("John Hancock") and
         the Registrant, for Suite 202 at 200 North Westlake
         Boulevard Office; and Guaranty of Lease, dated November 6,
         1995, made by Robert H. Gurevitch in favor of John
         Hancock.(2)
10.12    Agreement between the Registrant and DMD NV dated as of
         September 30, 1997.(6)
10.13    Agreement between the Registrant and Suni Imaging
         Microsystems, Inc. dated October 10, 1997.(7)
10.14    Extension of automatic termination provisions of agreement between the Registrant and Suni Imaging Microsystems, Inc., dated November 11, 1997.(7)
10.15    Purchase Agreement by and among the Registrant and the
         purchasers named therein with respect to the sale and
         purchase of an aggregate of $4,500,000 aggregate principal amount of the Registrant's 12% Senior Subordinated Notes due
         1999, and Warrants dated as of March 2, 1998.(7)
10.16    Form of 12% Senior Subordinated Note due 1999.(7)
10.17    Form of Common Stock Purchase Warrant.(7)
10.18    Revolving Credit Loan and Security Agreement between the
         Registrant and Comerica Bank-California, dated as of
         December 10, 1997.(7)
10.19    Variable Rate-Single Payment Note of the Company in form of
         Comerica Bank-California, dated as of December 10, 1997.(7)
10.20    First modification to Variable Rate-Single Payment Note,
         between the Company and Comerica Bank-California, dated as of December 24, 1997.(7)
10.21    Exclusive License Agreement, by and between the Registrant and Chrysalis Dental, Inc., dated as of October 2, 1998.*(8)
10.22    Agreement for the Sale of the Seller's Business and Assets,
         by and among the Registrant, Fadi Nahab and DMDS Ltd., dated
         March 1, 1999.(8)
10.23    Agreement for the Sale of the Seller's Business and Assets,
         by and among DMD Gmbh, Ralf Muller and DMDS Ltd., dated
         March 1, 1999.(8)
10.24    Credit Agreement between the Registrant and Imperial Bank, dated as of January 4, 1999.(8)
10.25    Standard Office Lease, between the Company and Frank F.
         Parker (with addendum), dated as of August 8, 1997, for
         16722 Millikan Avenue, Irvine, CA.(8)
10.26    Second Addendum to Standard Office Lease, between the
         Company and Frank F. Parker, dated July 29, 1998, for 16722
         Millikan Avenue, Irvine, CA.(8)
10.27    Suni-DMD Manufacturing, Assembly & Test Services Agreement,
         by and between Registrant and Suni Imaging Microsystems,
         Inc., dated as of March 17, 1999.*(8)
10.28    Contract between DMDS Ltd. and DDM SARL, dated as of March
         8, 2000.(10)
10.29    Exclusive License Agreement, by and between the Registrant and Chrysalis, Inc., dated as of October 28, 1999.(10)
10.30    First addendum to Exclusive License Agreement dated
         September 29, 1999, by and between the Registrant and
         Chrysalis Dental, Inc., dated as of November 15, 1999.(10)
10.31    Letter of Intent for Exclusive License Agreement, by and
         between the Registrant and Chrysalis Dental, Inc., dated as of September 16, 1998.(10)
10.32    First addendum to Exclusive License Agreement dated
         September 16, 1998, by and between the Registrant and
         Chrysalis Dental, Inc. and Den-Pak, LLC, dated as of August
         12, 1999.(10)
10.33    Stock Purchase Agreement, by and between the Registrant and
         Chrysalis Dental, Inc., dated as of October 2, 1998.(10)
10.35    Contract about a manufacturing relationship related to the partial manufacturing of a product called "LED Light" (or
         Apollo-E-Light), by and between the Registrant and Francois
         Duret.(10)

EXHIBIT
NUMBER                       DOCUMENT DESCRIPTION
-------                      --------------------
10.36    License Agreement, by and between DMDS Ltd. and Francois
         Duret.(10)
10.37    Standard Industrial/Commercial Single Tenant Lease, between the Registrant and Frank F. Parker, dated September 15,
         1999, for 1540 S. Lyon Street, Santa Ana, CA.(10)
10.38    Standard Industrial Lease, between the Registrant and AKA
         Enterprises, dated January 25, 2000, for 6416 Variel Avenue,
         Woodland Hills, CA.(10)
10.39    Services Agreement by and between the Registrant and Shoebox
         Entertainment, dated April 27, 1999.(10)
10.40    Advertising Agreement by and between the Registrant and Jack
         Wagner and Kristina Wagner, dated June 24, 1999.(10)
10.41    Exchangeable Preferred Stock and Warrants Purchase
         Agreement, by and among the Registrant and the several
         investors set forth therein, dated as of October 25,
         1999.(9)
10.42    Certificate of Designations, Preferences and Rights of
         Series A Exchangeable Preferred Stock of the Registrant as
         filed November 16, 1999.(9)
10.43    Form of Stock Purchase Warrant, dated as of October 25,
         1999.(9)
10.44    Registration Rights Agreement, dated as of October 25, 1999, by and among the Registrant and the several investors set
         forth therein.(9)
10.45    Exchangeable Preferred Stock and Warrants Purchase
         Agreement, by and among the Registrant and the several
         investors set forth therein, dated as of February 24,
         2000.(10)
10.46    Certificate of Designations, Preferences and Rights of
         Series B Exchangeable Preferred Stock of the Registrant, as
         filed March 3, 2000.(10)
10.47    Form of B-1 Stock Purchase Warrant, dated as of February 24,
         2000.(10)
10.48    Form of B-2 Stock Purchase Warrant, dated as of February 24,
         2000.(10)
10.49    Registration Rights Agreement, dated as of February 24,
         2000, by and among the Registrant and the several investors set forth therein.(10)
10.50    Third amendment to promissory note in the principal amount of $2,500,000 and fifth amendment to credit agreement and
         waiver, dated as of March 23, 2000, by and between the
         Registrant and Imperial Bank.(10)
21.1     Subsidiaries of the Registrant.(10)
23.1     Consent of PricewaterhouseCoopers LLP.
24.1     Power of Attorney (included in signature page attached to
         this Form 10-K/SB).
27.1     Financial Data Schedule.

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

 (9) Incorporated by reference to exhibits to Registrant's Current Report on Form 8-K dated November 23, 1999, filed on December 8, 1999.

(10) Incorporated by reference to exhibits to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1999, filed on March 30, 2000.

(b) REPORTS ON FORM 8-K.

     Current Report on Form 8-K dated November 23, 1999, filed on December 8, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report on Form 10KSB/A to be signed on its behalf by the undersigned thereunto duly authorized in the City of Los Angeles and State of California on the 24th day of April, 2000.

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

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated:

                       SIGNATURE                                      TITLE                    DATE
                       ---------                                      -----                    ----

                /s/ ROBERT H. GUREVITCH                     Chairman, Chief Executive     April 24, 2000
--------------------------------------------------------      Officer, and Director
                  Robert H. Gurevitch

                  /s/ JACK D. PRESTON                        Executive Vice-President     April 24, 2000
--------------------------------------------------------           and Director
                    Jack D. Preston

                  /s/ STEPHEN F. ROSS                        Chief Financial Officer,     April 24, 2000
--------------------------------------------------------   Principal Accounting Officer
                    Stephen F. Ross

                /s/ MARVIN H. KLEINBERG                              Director             April 24, 2000
--------------------------------------------------------
                  Marvin H. Kleinberg

                  /s/ JOHN A. KHADEMI                                Director             April 24, 2000
--------------------------------------------------------
                    John A. Khademi

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DOCUMENT DESCRIPTION
-------                      --------------------
 1.1     Form of Underwriting Agreement.(1)
 1.2     Form of Underwriter's Purchase Option granted to M.H.
         Meyerson & Co., Inc.(1)
 2.1     Dental/Medical Diagnostic Systems, Inc. 1997 Stock Incentive
         Plan.(2)
 3.1     Amended and Restated Certificate of Incorporation of the
         Registrant.(2)
 3.2     Bylaws of the Registrant.(2)
 4.1     Specimen Stock Certificate of the Registrant.(1)
 4.2     Form of Warrant Agreement between American Stock Transfer &
         Trust Company and the Registrant and form of Warrant
         Certificate.(3)
10.1     Agency Agreement dated as of October 23, 1996, by and
         between the Registrant and M.H. Meyerson & Co., Inc.(4)
10.2     Form of Registration Rights Agreement Letter, dated January
         31, 1997, from Registrant to those certain purchasers of the
         Registrant's Common Stock listed on the Schedule thereto.(2)
10.3     Commitment Letter, dated February 13, 1997, from Comerica
         Bank confirming the existence of a secured line of credit
         for the Registrant.(2)
10.4     Employment Agreement, dated as of October 1, 1996, entered into by the Registrant and Robert H. Gurevitch.(4)
10.5     Employment Agreement, dated as of October 1, 1996, entered into by the Registrant and Dewey Perrigo.(4)
10.6     Distribution Agreement, dated as of October 1, 1996, between the Registrant and Boston Marketing Company, Ltd., as
         amended.(2)
10.7     Promissory Note, dated February 1, 1996, between the
         Registrant and Robert H. Gurevitch.(2)
10.8     Promissory Note, dated February 15, 1996, made by the
         Registrant in favor of Robert H. Gurevitch.(2)
10.9     Extension of Promissory Note, dated November 5, 1996,
         between the Registrant and Robert H. Gurevitch.(4)
10.10    Form of Indemnification Agreement and Schedule of
         Indemnified Parties.(3)
10.11    Standard Office Lease, dated October 30, 1995, between John
         Hancock Mutual Life Insurance Company ("John Hancock") and
         the Registrant, for Suite 202 at 200 North Westlake
         Boulevard Office; and Guaranty of Lease, dated November 6,
         1995, made by Robert H. Gurevitch in favor of John
         Hancock.(2)
10.12    Agreement between the Registrant and DMD NV dated as of
         September 30, 1997.(6)
10.13    Agreement between the Registrant and Suni Imaging
         Microsystems, Inc. dated October 10, 1997.(7)
10.14    Extension of automatic termination provisions of agreement between the Registrant and Suni Imaging Microsystems, Inc., dated November 11, 1997.(7)
10.15    Purchase Agreement by and among the Registrant and the
         purchasers named therein with respect to the sale and
         purchase of an aggregate of $4,500,000 aggregate principal amount of the Registrant's 12% Senior Subordinated Notes due
         1999, and Warrants dated as of March 2, 1998.(7)
10.16    Form of 12% Senior Subordinated Note due 1999.(7)
10.17    Form of Common Stock Purchase Warrant.(7)
10.18    Revolving Credit Loan and Security Agreement between the
         Registrant and Comerica Bank-California, dated as of
         December 10, 1997.(7)
10.19    Variable Rate-Single Payment Note of the Company in form of
         Comerica Bank-California, dated as of December 10, 1997.(7)
10.20    First modification to Variable Rate-Single Payment Note,
         between the Company and Comerica Bank-California, dated as of December 24, 1997.(7)
10.21    Exclusive License Agreement, by and between the Registrant and Chrysalis Dental, Inc., dated as of October 2, 1998.*(8)
10.22    Agreement for the Sale of the Seller's Business and Assets,
         by and among the Registrant, Fadi Nahab and DMDS Ltd., dated
         March 1, 1999.(8)

EXHIBIT
NUMBER                       DOCUMENT DESCRIPTION
-------                      --------------------
10.23    Agreement for the Sale of the Seller's Business and Assets,
         by and among DMD Gmbh, Ralf Muller and DMDS Ltd., dated
         March 1, 1999.(8)
10.24    Credit Agreement between the Registrant and Imperial Bank, dated as of January 4, 1999.(8)
10.25    Standard Office Lease, between the Company and Frank F.
         Parker (with addendum), dated as of August 8, 1997, for
         16722 Millikan Avenue, Irvine, CA.(8)
10.26    Second Addendum to Standard Office Lease, between the
         Company and Frank F. Parker, dated July 29, 1998, for 16722
         Millikan Avenue, Irvine, CA.(8)
10.27    Suni-DMD Manufacturing, Assembly & Test Services Agreement,
         by and between Registrant and Suni Imaging Microsystems,
         Inc., dated as of March 17, 1999.*(8)
10.28    Contract between DMDS Ltd. and DDM SARL, dated as of March
         8, 2000.(10)
10.29    Exclusive License Agreement, by and between the Registrant and Chrysalis, Inc., dated as of October 28, 1999.(10)
10.30    First addendum to Exclusive License Agreement dated
         September 29, 1999, by and between the Registrant and
         Chrysalis Dental, Inc., dated as of November 15, 1999.(10)
10.31    Letter of Intent for Exclusive License Agreement, by and
         between the Registrant and Chrysalis Dental, Inc., dated as of September 16, 1998.(10)
10.32    First addendum to Exclusive License Agreement dated
         September 16, 1998, by and between the Registrant and
         Chrysalis Dental, Inc. and Den-Pak, LLC, dated as of August
         12, 1999.(10)
10.33    Stock Purchase Agreement, by and between the Registrant and
         Chrysalis Dental, Inc., dated as of October 2, 1998.(10)
10.35    Contract about a manufacturing relationship related to the partial manufacturing of a product called "LED Light" (or
         Apollo-E-Light), by and between the Registrant and Francois
         Duret.(10)
10.36    License Agreement, by and between DMDS Ltd. and Francois
         Duret.(10)
10.37    Standard Industrial/Commercial Single Tenant Lease, between the Registrant and Frank F. Parker, dated September 15,
         1999, for 1540 S. Lyon Street, Santa Ana, CA.(10)
10.38    Standard Industrial Lease, between the Registrant and AKA
         Enterprises, dated January 25, 2000, for 6416 Variel Avenue,
         Woodland Hills, CA.(10)
10.39    Services Agreement by and between the Registrant and Shoebox
         Entertainment, dated April 27, 1999.(10)
10.40    Advertising Agreement by and between the Registrant and Jack
         Wagner and Kristina Wagner, dated June 24, 1999.(10)
10.41    Exchangeable Preferred Stock and Warrants Purchase
         Agreement, by and among the Registrant and the several
         investors set forth therein, dated as of October 25,
         1999.(9)
10.42    Certificate of Designations, Preferences and Rights of
         Series A Exchangeable Preferred Stock of the Registrant as
         filed November 16, 1999.(9)
10.43    Form of Stock Purchase Warrant, dated as of October 25,
         1999.(9)
10.44    Registration Rights Agreement, dated as of October 25, 1999, by and among the Registrant and the several investors set
         forth therein.(9)
10.45    Exchangeable Preferred Stock and Warrants Purchase
         Agreement, by and among the Registrant and the several
         investors set forth therein, dated as of February 24,
         2000.(10)
10.46    Certificate of Designations, Preferences and Rights of
         Series B Exchangeable Preferred Stock of the Registrant, as
         filed March 3, 2000.(10)
10.47    Form of B-1 Stock Purchase Warrant, dated as of February 24,
         2000.(10)
10.48    Form of B-2 Stock Purchase Warrant, dated as of February 24,
         2000.(10)
10.49    Registration Rights Agreement, dated as of February 24,
         2000, by and among the Registrant and the several investors set forth therein.(10)
10.50    Third amendment to promissory note in the principal amount of $2,500,000 and fifth amendment to credit agreement and
         waiver, dated as of March 23, 2000, by and between the
         Registrant and Imperial Bank.(10)

EXHIBIT
NUMBER                       DOCUMENT DESCRIPTION
-------                      --------------------
21.1     Subsidiaries of the Registrant.(10)
23.1     Consent of PricewaterhouseCoopers LLP.
24.1     Power of Attorney (included in signature page attached to
         this Form 10-K/SB).
27.1     Financial Data Schedule.

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

 (9) Incorporated by reference to exhibits to Registrant's Current Report on Form 8-K dated November 23, 1999, filed on December 8, 1999.

(10) Incorporated by reference to exhibits to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1999, filed on March 30, 2000.