Form 10KSB/A
period 1999-12-31
DENTAL MEDICAL DIAGNOSTIC SYSTEMS INC
filed 2000-05-01
CIK 738194

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

                          COMMISSION FILE NO. 0-12850

                    DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                   DELAWARE                                      13-3152648
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
              6416 VAIEL AVENUE
          WOODLAND HILLS, CALIFORNIA                               91367
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

INFORMATION WITH RESPECT TO DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the Directors and executive officers of the Company as of March 31, 2000.

                        EXECUTIVE OFFICERS AND DIRECTORS

                                            YEAR
                                            FIRST
                                           ELECTED
                              AGE AT         OR
                             MARCH 31,    APPOINTED
          NAME                 2000       DIRECTOR                 PRINCIPLE OCCUPATION
          ----               ---------    ---------                --------------------
DIRECTORS
Robert H. Gurevitch             58          1996       MR. GUREVITCH has been Chairman of the
                                                       Board, Chief Executive Officer and President
                                                       of the Company since March 1996, and was
                                                       appointed Secretary of the Company in
                                                       February 1997. Mr. Gurevitch founded Dental
                                                       Medical Diagnostic Systems, LLC ("DMD") in
                                                       October 1995 and was its Chief Executive
                                                       Officer until it was acquired by the
                                                       Company. From November 1994 until February
                                                       1995, Mr. Gurevitch served as Chief
                                                       Executive Officer of Dycam, Inc., a
                                                       manufacturer and marketer of digital
                                                       cameras. From 1987 until his retirement in
                                                       August 1993, Mr. Gurevitch served as Chief
                                                       Executive Officer and Chairman of the Board
                                                       at New Image Industries, Inc. ("New Image"),
                                                       a manufacturer and distributor of intraoral
                                                       cameras.
Marvin H. Kleinberg             72          1996       MR. KLEINBERG has been a Director of the
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

                                            YEAR
                                            FIRST
                                           ELECTED
                              AGE AT         OR
                             MARCH 31,    APPOINTED
          NAME                 2000       DIRECTOR                 PRINCIPLE OCCUPATION
          ----               ---------    ---------                --------------------
Jack D. Preston                 66          1997       DR. PRESTON has been a Director of the
                                                       Company since February 1997. From February
                                                       1997 through December 1998, he served as a
                                                       consultant to the Company. Since January
                                                       1999, he has served as the Executive Vice
                                                       President of Product Development for the
                                                       Company. Dr. Preston has been The Don and
                                                       Sybil Harrington Foundation Professor of
                                                       Esthetic Dentistry at the University of
                                                       Southern California School of Dentistry
                                                       since 1979 where he was also the Chairman of
                                                       the Department of Oral and Maxillofacial
                                                       Imaging and the director of Informatics. Dr.
                                                       Preston is also currently a Diplomat of the
                                                       American Board of Prosthodontics. Dr.
                                                       Preston is an international lecturer on
                                                       various aspects of dentistry, an author of
                                                       three textbooks and numerous articles and
                                                       invited chapters, and is widely considered
                                                       to be a leading expert on current and future
                                                       applications of computer technology in
                                                       dentistry.
John A. Khademi                 37          1999       DR. KHADEMI has been a Director of the
                                                       Company since March 1999. Dr. Khademi has
                                                       served as a consultant to the Company since
                                                       December 1998. He has had his own practice,
                                                       which is limited to Endodontics, since 1994.
                                                       Also since 1994, Dr. Khademi has been an
                                                       Associate Clinical Professor for the
                                                       Department of Maxillofacial Imaging, and a
                                                       Co-Director of Dental Informatics, at the
                                                       USC School of Dentistry. He has a
                                                       Certificate in Endodontics and a Masters in
                                                       Digital Imaging.

OTHER EXECUTIVE OFFICERS
Stephen F. Ross                 41                     MR. ROSS has been the Chief Financial
                                                       Officer of the Company since July 1998. From
                                                       September 1995 until July 1998, Mr. Ross
                                                       served as a Senior Consultant for Kibel
                                                       Green Inc., a company that specializes in
                                                       turnaround consulting. From 1992 through
                                                       1994, Mr. Ross was the Chief Financial
                                                       Manager for the Taper Family Trust. From
                                                       1987 through 1991, Mr. Ross was the
                                                       Co-founder and Chief Financial Officer for
                                                       EPI Products, a distributor of personal care
                                                       products. Mr. Ross was a Senior Tax Manager
                                                       at Touche Ross from 1982 through 1987. He
                                                       became a Chartered Accountant in South
                                                       Africa in 1982, and a Certified Public
                                                       Accountant in California in 1983.
Dewey Perrigo                   46                     MR. PERRIGO has served as the Company's Vice
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

                                            YEAR
                                            FIRST
                                           ELECTED
                              AGE AT         OR
                             MARCH 31,    APPOINTED
          NAME                 2000       DIRECTOR                 PRINCIPLE OCCUPATION
          ----               ---------    ---------                --------------------
Robert Groner                   38                     MR. GRONER was named Chief Operating Officer
                                                       of the Company on March 8, 2000. Immediately
                                                       prior to joining the Company, Mr. Groner
                                                       served as Operations Manager at
                                                       International Extrusion Corporation, a
                                                       manufacturer of extruded aluminum products
                                                       for commercial automotive and construction
                                                       applications. From September 1986 to May
                                                       1999, Mr. Groner was employed by Fansteel
                                                       Inc. as the General Manager of its Precision
                                                       Sheer Metal, Schulz Products and California
                                                       Drop Forge Divisions. Products manufactured
                                                       at these locations were used in the
                                                       aerospace and medical industries. Mr. Groner
                                                       is an alumnus of the Georgia Institute of
                                                       Technology and is a member of that
                                                       institution's Council of Outstanding Young
                                                       Engineering Alumni.

     The Directors hold office until the Annual Meeting of Stockholders next following their election and/or until their successors are elected and qualified. Officers are elected by the Board of Directors and serve at the discretion of the Board.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act requires the Company's executive officers, Directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, Directors and greater-than-ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file with the SEC. Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that during the year ended December 31, 1999, all relevant
Section 16(a) filing requirements were complied with, provided that: (1) with respect to Robert Gurevitch, Chief Executive Officer of the Company, a Form 5 was filed late, on April 26, 2000 to report the annual changes in beneficial ownership for the fiscal year ended December 31, 1999; (2) with respect to Dr. Jack Preston, Executive Vice President of the Company, a Form 5 was filed late, on April 26, 2000 to report the annual changes in beneficial ownership for the fiscal year ended December 31, 1999; (3) with respect to Dr. John Khademi, Director of the Company, a Form 5 was filed late, on April 26, 2000 to report the annual changes in beneficial ownership for the fiscal year ended December 31, 1999; (4) with respect to Marvin Kleinberg, Director of the Company, a Form 5 was filed late, on April 26, 2000 to report the annual changes in beneficial ownership for the fiscal year ended December 31, 1999 (5) with respect to Dewey Perrigo, Vice President of Sales of the Company, no Form 4 was filed to report the indirect purchase of 5,100 common shares on November 4, 1999 for purchase price of $2.33 per share; (6) with respect to Dewey Perrigo, Vice President of Sales of the Company, no Form 5 was filed as of March 31, 2000 to report the annual changes in beneficial ownership for the fiscal year ended December 31, 1999; (7) with respect to Stephen F. Ross, Chief Financial Officer of the Company, no Form 5 was filed as of March 31, 2000 to report the annual changes in beneficial ownership for the fiscal year ended December 31, 1999; (8) with respect to Dr. Jack Preston, Executive Vice President of the Company, a Form 4 was filed late, on January 13, 2000, to report the purchase of 2,000 common shares on November 3, 1999 for purchase price of $2.846 per share; (9) with respect to Dr. John Khademi, Director of the Company, a Form 4 was filed late, on January 13, 2000, to report the purchase of 5,000 common shares on November 9, 1999 for purchase price of $2.625 per share. The Company has received no other information with respect to any required filings by its executive officers, Directors, and/or any greater-than-ten-percent stockholders of any class of its securities.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     Effective April 1997, the Company agreed to compensate each of its Directors who are not Officers of, or otherwise employed by, the Company ("Independent Directors") in the form of a $500 fee for their personal attendance at formal meetings of the Board of Directors. No compensation is paid for telephonic meetings. No payments were made to the Directors, as a group, for Board meeting attendance in 1999. In addition, the Company pays all expenses incurred by its Directors for travel, etc. which are directly related to Company business and are within the scope of their positions with the Company, and grants options to each of its Directors, as compensation for serving as Directors.

EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation paid by the Company during the last three fiscal years to Robert H. Gurevitch, the principal executive officer of the Company, to each of the Company's most highly compensated executive officers whose salary and bonus exceeded $100,000 during such year, and to other significant employees.

                           SUMMARY COMPENSATION TABLE

                                                                               LONG TERM COMPENSATION
                                                                         -----------------------------------
                                             ANNUAL COMPENSATION                  AWARDS             PAYOUTS
                                       -------------------------------   -------------------------   -------
                                                             OTHER                     SECURITIES                  ALL
                                                             ANNUAL      RESTRICTED    UNDERLYING     LTIP        OTHER
                                        SALARY    BONUS   COMPENSATION     STOCK      OPTIONS/SARS   PAYOUTS   COMPENSATION
 NAME AND PRINCIPAL POSITION    YEAR     ($)       ($)        (2)         AWARD(S)        (#)          ($)         ($)
 ---------------------------    ----   --------   -----   ------------   ----------   ------------   -------   ------------
Robert H. Gurevitch(1)........  1999   $300,789    --          --            --          50,000        --           --
  Chairman of the Board of      1998    286,000    --          --            --          40,000        --           --
  Directors, Chief Executive    1997    250,885    --          --            --          50,000        --           --
  Officer, President and
  Secretary
Dr. Jack P. Preston(3)........  1999   $197,950                                          25,000
  Director Executive Vice
  President
Dewey Perrigo(1)..............  1999   $162,120    --          --            --          15,000        --           --
  Vice President of Sales       1998    156,000    --          --            --          20,000        --           --
                                1997    137,308    --          --            --          25,000        --           --
Stephen F. Ross(4)............  1999   $149,520    --          --            --          30,000        --           --
  Chief Financial Officer       1998     51,823                                          35,000

---------------
(1) For a description of employment agreements between these executive officers and the Company, see "Employment Agreements with Executive Officers" below this table.

(2) Certain of the officers of the Company routinely receive other benefits from the Company, including travel reimbursement, the amounts of which are customary in the industry. The Company has concluded, after reasonable inquiry, that the aggregate amounts of such benefits during fiscal 1999, did not exceed the lesser of $50,000 or 10% of the compensation set forth above as to any named individual.

(3) Dr. Preston was appointed to the position of Executive Vice President effective January 4, 1999.

(4) Mr. Ross was appointed Chief Financial Officer in July 1998. Effective January 1, 2000, Mr. Ross' annual salary has been increased to $190,000.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

     The Company and Mr. Gurevitch have entered into an agreement whereby Mr. Gurevitch has agreed to serve as Chairman of the Board of Directors and Chief Executive Officer of the Company until September 30, 2003. Mr. Gurevitch's agreement provides for compensation including salary at a minimum annual base compensation rate of $298,000, adjusted pursuant to the Consumer Price Index annually starting July of 2000, a car allowance and life insurance policy payable to Mr. Gurevitch's estate and a standard benefits package. Pursuant to the terms of his agreement, Mr. Gurevitch may not have any ownership interest, or participate in any way, in any venture which competes with the Company for a period of three "years after the termination of the agreement; provided, however, that the Company must pay Mr. Gurevitch a fee of $100,000 annually for each of the three years in consideration for this non-competition agreement.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information regarding grants of stock options made during the fiscal year ended December 31, 1999 to the executive officers named in the Summary Compensation Table ("Named Executive Officers"). The Company did not grant any stock appreciation rights in 1999.

                             OPTION GRANTS IN 1999

                                      NUMBER     PERCENT OF TOTAL
                                        OF        OPTIONS GRANTED
                                    SECURITIES    TO EMPLOYEES IN
                                    UNDERLYING   FISCAL YEAR ENDED   EXERCISE OR    MARKET PRICE
                                     OPTIONS       DECEMBER 31,          BASE         ON DATE      EXPIRATION
               NAME                  GRANTED           1999          PRICE ($/SH)     OF GRANT        DATE
               ----                 ----------   -----------------   ------------   ------------   ----------
Robert H. Gurevitch...............    50,000           12.22%           $2.00            *         11/10/2009
Dr. Jack Preston..................    25,000            6.11%           $2.00            *         11/10/2009
Dewey Perrigo.....................    15,000            3.67%           $2.00            *         11/10/2009
Stephen F. Ross...................    30,000            7.33%           $2.00            *         11/10/2009

---------------
* Unless otherwise indicated, all options were granted at fair market value on the date of grant in accordance with the Company's 1997 Stock Incentive Plan. Fair market value is the average of the bid and asked price for the Common Stock on the trading day prior to grant on the Nasdaq SmallCap Market

     The following table sets forth, for those Named Executive Officers who held stock options at fiscal year end, certain information regarding the number of shares of Common Stock underlying stock options held at fiscal year end, and the value of options held at fiscal year end based upon the closing market price of the Common Stock at December 31, 1999 on the Nasdaq SmallCap Market.

                AGGREGATED FISCAL YEAR END OPTION EXERCISES AND
                         FISCAL YEAR END OPTION VALUES

                                                             NUMBER OF SECURITIES
                                                                  UNDERLYING               VALUE OF UNEXERCISED
                                   SHARES                   UNEXERCISED OPTIONS AT         IN-THE-MONEY OPTIONS
                                 ACQUIRED ON    VALUE          DECEMBER 31, 1999           AT DECEMBER 31, 1999
                                  EXERCISE     REALIZED   ---------------------------   ---------------------------
             NAME                  (#)(1)       ($)(1)    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
             ----                -----------   --------   -----------   -------------   -----------   -------------
Robert H. Gurevitch............      --           --        33,120         112,000        $14,400       $140,625
Dr. Jack Preston...............      --           --        23,760          37,240             --         70,313
Dewey Perrigo..................      --           --        48,133          46,000             --         42,313
Stephen F. Ross................      --           --         7,000          58,000             --         84,375

---------------
(1) No options were exercised in fiscal year 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of April 15, 2000 certain information relating to the ownership of each series of the Company's equity securities by
(i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the class of equity security, (ii) each of the Company's Directors, (iii) each of the Company's Named Executive Officers, and
(iv) all of the Company's executive officers and Directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each of such persons has the sole voting and investment power with respect to the shares owned. Unless otherwise indicated, the address for each of the principle stockholders is c/o Dental/Medical Diagnostic Systems, Inc., 6416 Variel Avenue Woodland Hills, California 91367.

                                                                    NUMBER OF SHARES
   TITLE OF CLASS                        NAME                     BENEFICIALLY OWNED(1)   PERCENTAGE(1)
   --------------                        ----                     ---------------------   -------------
Common Stock           Robert H. Gurevitch(2)...................          673,998             10.3%
Common Stock           Marvin H. Kleinberg(3)...................           16,457                *
Common Stock           Dewey Perrigo(4).........................          139,564              2.1%
Common Stock           Jack D. Preston(5).......................           36,260                *
Common Stock           Stephen F. Ross(6).......................           11,500                *
Common Stock           John A. Khademi(7).......................           21,390                *
Common Stock           Robert Groner............................               --
Common Stock           J. Steven Emerson(8).....................          414,034              6.2%
                       1056 Ilona Avenue, Los Angeles, CA 90064
Common Stock           AMRO International, S.A.(9)..............        1,355,246             17.3%
                       Grossmuensterplatz 6,
                       Zurich, CH 8022 Switzerland
Common Stock           The Endeavor Capital Fund, S.A.(10)......          345,661              5.1%
                       14/14 Divrei Chaim Street,
                       Jerusalem, 94479 Israel
Common Stock           Esquire Trade & Finance, Inc.(11)........          582,740              8.2%
                       P.O. Box 2154, Baar, CH 6342 Switzerland
Common Stock           Austinvest Anstalt Balzers(12)...........          582,740              8.2%
                       Landstrasse 938, 9494 Furstenturns,
                       Balzers, Liechtenstein
Common Stock           Leval Trading(13)........................          261,396              3.9%
                       c/o Thierry Vegmann, 14 Rue du Conseil
                       General, 1205 Geneva, Switzerland
Common Stock           All Officers and Directors as a Group....          899,169             13.5%
                       (7 Persons)(14)
Series A Exchangeable  AMRO International, S.A..................              700               35%
Preferred Stock
Series A Exchangeable  The Endeavor Capital Fund, S.A...........              500               25%
Preferred Stock
Series A Exchangeable  Esquire Trade & Finance, Inc.............              400               25%
Preferred Stock
Series A Exchangeable  Austinvest Anstalt Balzers...............              400               20%
Preferred Stock
Series B Exchangeable  AMRO International, S.A..................            1,000             44.4%
Preferred Stock
Series B Exchangeable  Esquire Trade & Finance, Inc.............              350             15.6%
Preferred Stock
Series B Exchangeable  Austinvest Anstalt Balzers...............              350             15.6%
Preferred Stock
Series B Exchangeable  Leval Trading............................              300             13.3%
Preferred Stock
Series B Exchangeable  The Keshet Fund, L.P.....................              150              6.7%
Preferred Stock

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

 (2) Includes 33,120 shares of Common Stock underlying options which were exercisable on or which will become exercisable within 60 days of March 31, 2000.

 (3) Includes 12,457 shares of Common Stock underlying options which were exercisable on or which will become exercisable within 60 days of March 31, 2000.

 (4) Includes 48,133 shares of Common Stock underlying options which were exercisable on or which will become exercisable within 60 days of March 31, 2000.

 (5) Includes 23,760 shares of Common Stock underlying options which were exercisable on or which will become exercisable within 60 days of March 31, 2000.

 (6) Includes 7,000 shares of Common Stock underlying options, and 4,500 shares of Common Stock underlying warrants, which were exercisable on or which will become exercisable within 60 days of March 31, 2000.

 (7) Includes 13,890 shares of Common Stock underlying options which were exercisable on or which will become exercisable within 60 days of March 31, 2000.

 (8) Includes 100,000 shares of Common Stock underlying Common Stock purchase Warrants issued in a debt placement and 78,000 shares of Common Stock underlying an aggregate of 78,000 of the Company's Redeemable Common Stock Purchase Warrants which were exercisable on or which will become exercisable within 60 days of March 31, 2000.

 (9) Consists of 700 shares of Series A Exchangeable Preferred Stock, 1,000 shares of Series B Exchangeable Preferred Stock and Warrants to purchase 214,000 shares of Common Stock. On April 15, 2000, the shares of Series A Exchangeable Preferred Stock held by AMRO International, S.A. were exchangeable into 469,925 shares of Common Stock, and the shares of Series B Exchangeable Preferred Stock held by AMRO International, S.A. were exchangeable into 671,321 shares of Common Stock.

(10) Consists of 500 shares of Series A Exchangeable Preferred Stock and Warrants to purchase 10,000 shares of Common Stock. On April 15, 2000, the shares of Series A Exchangeable Preferred Stock held by The Endeavor Capital Fund, S.A. were exchangeable into 335,661 shares of Common Stock.

(11) Consists of 400 shares of Series A Exchangeable Preferred Stock, 350 shares of Series B Exchangeable Preferred Stock, Warrants to purchase 78,000 shares of Common Stock and 1,250 shares of Common Stock. On April 15, 2000, the shares of Series A Exchangeable Preferred Stock held by Esquire Trade & Finance Inc. were exchangeable into 268,528 shares of Common Stock, and the shares of Series B Exchangeable Preferred Stock held by Esquire Trade & Finance Inc. were exchangeable into 234,962 shares of Common Stock.

(12) Consists of 400 shares of Series A Exchangeable Preferred Stock, 350 shares of Series B Exchangeable Preferred Stock, Warrants to purchase 78,000 shares of Common Stock and 1,250 shares of Common Stock. On April 15, 2000, the shares of Series A Exchangeable Preferred Stock held by Austinvest Anstalt Balzers were exchangeable into 268,528 shares of Common Stock, and the shares of Series B Exchangeable Preferred Stock held by Austinvest Anstalt Balzers were exchangeable into 234,962 shares of Common Stock.

(13) Consists of 300 shares of Series B Exchangeable Preferred Stock and Warrants to purchase 60,000 shares of Common Stock. On April 15, 2000, the shares of Series B Exchangeable Preferred Stock held by Leval Trading were exchangeable into 201,396 shares of Common Stock.

(14) Includes 138,360 shares of Common Stock underlying options, and 4,500 shares of Common Stock underlying warrants, which were exercisable on or which will become exercisable within 60 days of March 31, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 1996, the Company entered into an agreement with Boston Marketing Company, Ltd. ("Boston Marketing") pursuant to which the Company obtained worldwide marketing rights in the dental market for the CCU processor and the CCD chip (together, a "Teli Unit") used in the Company's TeliCam System as well as the right to use the "TeliCam" trademark. At the time the Company entered into this agreement, Hiroki Umezaki was an officer, Director and principal stockholder of the Company and is a substantial stockholder and the President of Boston Marketing. Mr. Umezaki is no longer an affiliate or a Director of the Company. At December 31, 1999, the Company owed no moneys to Boston Marketing in connection with Teli Units purchased by the Company prior to that date. During the year ended December 31, 1999, the Company purchased 2,263 Teli Units at an aggregate cost of $1,577,149 from Boston Marketing.

     The Company also has an agreement with Mr. Umezaki pursuant to which he receives a 15% commission on all sales made by the Company in Asia, except Japan in which his commission is 12%. Mr. Umezaki earned $402,479 in commissions for the year ended December 31, 1999.

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

     On May 27, 1997, the Company loaned approximately $126,000 to Dewey Perrigo, an officer of the Company, and Andrea Niemiec-Perrigo, who was then an employee but who is no longer employed by the Company, for the purposes of buying a home. The Promissory Notes evidencing such loan bear interest at prime plus .25% (8.0%) at December 31, 1999 and are due and payable on November 30, 2002. On August 19, 1998, a principal payment of $56,000 and an interest payment of $6,152 were made leaving a loan balance of $70,000.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report on Form 10KSB/A to be signed on its behalf by the undersigned thereunto duly authorized in the City of Los Angeles and State of California on the 1st day of May, 2000.

                                        DENTAL/MEDICAL DIAGNOSTIC
                                        SYSTEMS, INC.

                                        By: /s/   ROBERT H. GUREVITCH
                                           -------------------------------------
                                                    Robert H. Gurevitch
                                           Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated:

                       SIGNATURE                                       TITLE                  DATE
                       ---------                                       -----                  ----

                           *                                 Chairman, Chief Executive     May 1, 2000
--------------------------------------------------------       Officer, and Director
                  Robert H. Gurevitch

                           *                                 Executive Vice-President      May 1, 2000
--------------------------------------------------------           and Director
                    Jack D. Preston

                           *                                 Chief Financial Officer,      May 1, 2000
--------------------------------------------------------   Principal Accounting Officer
                    Stephen F. Ross

                           *                                         Director              May 1, 2000
--------------------------------------------------------
                  Marvin H. Kleinberg

                           *                                         Director              May 1, 2000
--------------------------------------------------------
                    John A. Khademi

              *By: /s/ ROBERT H. GUREVITCH
--------------------------------------------------------
                  Robert H. Gurevitch
                    Attorney-in-Fact