Form 10-Q
period 2000-03-31
DENTAL MEDICAL DIAGNOSTIC SYSTEMS INC
filed 2000-05-15
CIK 738194

The SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

   FORM 10-QSB MARK ONE:

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarter ended March 31, 2000

                                       OR

  [ ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934 [NO  FEE REQUIRED]



                         Commission file number 0-12850

                     DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

               Delaware                               13-3185553
    --------------------------------               ----------------
      (State or other jurisdiction                  (IRS Employer
          of incorporation or                     Identification No.)
             organization)

                   6416 VARIEL AVE., WOODLAND HILLS, CA 91367
                   ------------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code (818) 932-2300.


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of registrant's common stock outstanding as of May 12, 2000:  6,497,564

Transitional Small Business Disclosure Format        Yes [   ]     No [X]

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                 March 31, 2000

PART I - FINANCIAL INFORMATION                                             PAGE

     Item 1. Interim Condensed Consolidated Financial Statements
             (Unaudited)

          Condensed Consolidated Balance Sheet as of March 31, 2000            3

          Condensed Consolidated Statements of Operations
          For the Three Month Periods Ended March 31, 2000 and 1999            4

          Condensed Consolidated Statements of Cash Flows
          For the Three Month Periods Ended March 31, 2000 and 1999            5

          Consolidated Statements of Comprehensive Income
          For the Three Periods Ended March 31, 2000 and 1999                  6

          Notes to Interim Condensed Consolidated Financial Statements         7


     Item 2. Management's Discussion and Analysis or Plan of Operation        10


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                               19
     Item 2.  Changes in Securities and Use of Proceeds                       19
     Item 3.  Defaults in Senior Securities                                   20
     Item 4.  Submission of Matters to Vote of Securities Holders             20
     Item 5.  Other Information                                               20
     Item 6.  Exhibits and Reports on Form 8-K                                20

              (a)  Exhibits                                                   20
              (b)  Reports on Form 8-K                                        20

     Signatures                                                               20

PART I - FINANCIAL INFORMATION

   ITEM 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2000
                                   (Unaudited)


                                     ASSETS
          Current assets:
            Cash and cash equivalents                            $ 3,880,892
            Accounts receivable, net                               4,945,045
            Inventories                                            6,830,679
            Prepaid expenses and other current assets              1,573,777
                                                                 -----------
                 Total current assets                             17,230,393

          Property and equipment, net of
            accumulated depreciation                               1,233,365
          Intangible assets, net of accumulated amortization       1,903,756
          Loans to related parties                                    70,000
          Other assets                                               822,413
                                                                 -----------
          Total assets                                           $21,259,927
                                                                 ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
            Current portion of capital lease obligations         $    18,670
            Line of credit                                         1,351,297
            Accounts payable                                       4,236,461
            Accrued liabilities                                    1,025,114
            Customer deposits                                        158,034
                                                                 -----------
                 Total current liabilities                         6,789,576
            Borrowings under line of credit                        5,213,472
                                                                 -----------
          Total liabilities                                       12,003,048
                                                                 -----------

          Commitments and contingencies

          Mandatorily redeemable Series A exchangeable
          preferred stock, stated value $1,000 per share;
          2,000 shares issued and outstanding at March
          31, 2000 (liquidation value of $2,000,000)               1,816,343

          Mandatorily redeemable Series B exchangeable
          preferred stock, stated value $1,000 per share;
          2,750 shares authorized; 2,250 issued and
          outstanding at March 31, 2000 (liquidation value
          of $2,250,000)                                           1,253,757

          Stockholders' equity:
          Preferred stock, par value $.01 per share;
            1,000,000 shares authorized, none issued
            and outstanding                                                -
          Common stock, par value $.01
            per share; 20,000,000 shares authorized:
            6,497,564 shares issued and outstanding                   64,975
           Additional paid in capital                             21,418,678
           Accumulated deficit                                   (15,076,876)
           Cumulative translation adjustment                        (219,998)
                                                                ------------
           Total stockholders' equity                              6,186,779
                                                                ------------

           Total liabilities and stockholders' equity           $ 21,259,927
                                                                ============


     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
                                                2000        1999
                                                ----        ----

Net sales                                  $  7,998,681       $  10,214,485
Cost of sales                                 5,168,253           4,912,475
                                           ------------       -------------

Gross profit                                  2,830,428           5,302,010

Selling, general and administrative
  expenses                                    5,517,466           3,390,083
Research and development expenses               277,801             142,580
                                           ------------       -------------
Total operating expenses                      5,795,267           3,532,663

Operating income (loss)                      (2,964,839)          1,769,347

Interest and other income                       198,218              31,558
Interest expense                               (176,740)           (505,532)
Amortization of debt issuance
  costs                                               0             (64,516)
                                           ------------       -------------


Income (loss) before income taxes            (2,943,361)          1,230,857

Provision for income taxes                       56,384              71,080

                                            -----------       -------------
Net income (loss)                            (2,999,745)          1,159,777

Charges relating to manditorily
redeemable preferred stock:
  Preferred dividends                            38,958                   -
  Beneficial conversion feature
    relating to Series B preferred
    stock                                        97,478                   -
                                            -----------       -------------

Net income (loss) attributable
  to common stockholders                    $(3,136,181)          1,159,777
                                            ===========       =============

Earnings (loss) per share
   Basic                                    $     (0.48)      $        0.22
   Diluted                                  $     (0.48)      $        0.17

Weighted average number of
   Basic                                      6,497,564           5,321,027
   Diluted                                    6,497,564           7,026,970





     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)



                                                                        2000             1999
                                                                        ----             ----
      Cash flows from operating activities:
      Net income (loss)                                             $(2,999,745)     $ 1,159,777
      Adjustments to reconcile net
      income (loss) to net cash used by
      operating activities:
        Depreciation and amortization                                   336,863          137,243
        Amortization of debt discount                                         -          348,434
        Allowance for returns and doubtful accounts                     (19,257)               -
      Changes in operating assets and liabilities:
        Accounts receivable                                             796,555         (782,160)
        Inventories                                                     983,604         (887,453)
        Prepaid expenses and other                                     (225,512)        (636,870)
        Other assets                                                    174,637         (125,712)
        Accounts payable                                               (271,455)         173,165
        Accrued liabilities and income taxes                         (1,260,248)         (25,321)
        Customer deposits                                               (47,068)           6,014
                                                                    -----------      -----------
      Net cash used by operating activities                          (2,531,626)        (682,883)
                                                                    -----------      -----------

      Cash flows from investing activities:
        Payment of patent registration costs                            (21,349)               -
        Purchase of property and equipment                              (92,859)        (163,763)
                                                                     ----------      -----------
      Net cash used in investing activities                            (114,208)        (163,763)
                                                                     ----------      -----------

      Cash flows from financing activities:
        Borrowings from revolving line of credit                              -        2,234,000
        Net proceeds from issuance of notes payable                           -        2,953,890
        Repayment of notes payable                                     (257,880)      (4,881,714)
        Principal payments on capital lease obligations                       -           (5,382)
        Issuance of preferred stock                                   2,042,480                -
        Issuance of common stock through exercise of options                  -          138,125
                                                                      ---------      -----------
      Net cash provided by financing activities                       1,784,600          438,919
                                                                      ---------      -----------

      Net decrease in cash and  cash equivalents                       (861,234)        (357,727)
      Effect of exchange rate changes on cash and cash equivalents      126,625          (38,783)
      Cash and cash equivalents, beginning of period                  4,615,501        3,941,305
                                                                      ---------      -----------
      Cash and cash equivalents, end of period                       $3,880,892      $ 3,544,795
                                                                     ==========      ===========

      Non-cash investing and financing activities:
      Acquisitions of businesses
        Issuance of common stock                                              -      $ 1,143,750

      Supplemental cash flow information:
      Interest paid                                                  $   25,964      $     5,924
      Income taxes paid                                                  11,240            9,000

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                    Three Months Ended March 31,
                                    ----------------------------

                                        2000          1999
                                        ----          ----

   Net income (loss)                $(2,999,745)   $1,159,777
   Other comprehensive income
     Foreign currency  translation      108,075      (129,151)
                                    -----------    -----------
   Comprehensive income (loss)      $(2,891,670)   $1,030,626
                                    ===========    ==========


              The accompanying notes are an integral part of these
                   interim consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   General

   The accompanying unaudited interim condensed consolidated financial statements include the accounts of Dental/Medical Diagnostic Systems, Inc. and subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the period ended December 31, 1999.


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

   For the three-month periods ended March 31, 2000 and 1999, international customers accounted for 55% and 54% of sales, respectively. International customers accounted for approximately 78% of trade accounts receivable at March 31, 2000 and 1999. There was one customer that accounted for more than 10% of revenues for the three-month periods ended March 31, 2000 and 1999. Five customers accounted for 31% of the Company's accounts receivable at March 31, 2000.

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


   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the consolidated financial statements relate to the assessment of the carrying value of accounts receivable, inventories and estimated provision for warranty provisions. Actual results could differ from those estimates.

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

   The Company has derived substantially all of its revenues from the sales of four product families. The Company believes that the inability to attract new customers, the loss of one or more of its major customers, a significant reduction in business from such customers, or the uncollectibility of amounts due from any of its larger customers, could have a material adverse affect on the Company.

   On April 17, 2000 Boston Marketing filed suit in Los Angeles Superior Court alleging breach of contract and unspecified damages. The Company intends to defend the action vigorously and believes that it has meritorious defenses to the suit. However, because the discovery process has not yet commenced, the Company is unable to estimate the extent of liability, if any, that could result from this suit.



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

   The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for the three-month periods ended March 31, 2000 and 1999:

                                               Three             Three
                                            months ended      months ended
                                           MARCH 31, 2000    MARCH 31, 1999

   Numerator:
    Basic and diluted income available to
    common stockholders:
   Net income (loss) attributable to
     common stockholders                     $(3,136,181)      $ 1,159,777
                                            ============       ===========

   Denominator:
      Basic weighted average shares            6,497,564         5,321,027

      Effect of dilutive securities:
         Stock options and warrants                    0         1,705,943
                                            ------------       -----------

      Diluted weighted average shares          6,497,564         7,026,970
                                            ============       ===========

   Common shares related to stock options and stock warrants that are antidilutive amounted to approximately 5,829,660 and 33,000 for the three-month periods ended March 31, 2000 and 1999, respectively. In addition, at March 31, 2000 common shares issuable on the conversion of exchangeable preferred stock amounted to 1,914,414 shares, which are excluded from the weighted average number of shares because they are antidilutive.

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

   No tax effect has been allocated to the foreign currency translation adjustment for the periods presented.

   The following is a reconciliation of accumulated other comprehensive income balance for the three-month period ended March 31, 2000:


           Beginning balance                              $ (328,073)
           Current period change                             108,075
                                                          ----------
           Ending balance                                 $ (219,998)
                                                          ==========


3.    Inventories

   Inventories consisted of the following at March 31, 2000:


                          Raw materials          $2,408,480

                          Work in process          750,231
                          Finished goods         3,671,968
                                                ----------
                                                $6,830,679
                                                ==========

4.    Capital Transactions

   On February 29, 2000 the Company sold an aggregate of 2,250 shares of Series B Exchangeable Preferred Stock, "Series B Preferred Stock", B-1 Warrants to purchase up to 225,000 shares of common stock and B-2 Warrants to purchase up to 450,000 shares of common stock. The Company received $2,250,000 in gross proceeds less costs of $207,520. The net proceeds of $2,042,480 were allocated based on the relative fair value to the mandatorily redeemable preferred stock ($1,253,757) and to the warrants ($788,723). The holders of Series B Preferred Stock may exchange their shares for shares of common stock at the lower of (i) $2.85 or (ii) 100% of the market price of the common stock, as defined on the date of exchange. Holders of Series B Preferred Stock will receive $30 in dividends per year with payments due quarterly. The Series B Preferred Stock is non voting, however, without the consent of at least 75% of the holders of the Series B Preferred Stock, the Company may not alter the terms or preferences of the Series B Preferred Stock, or create any additional classes of preferred stock having liquidation preference over the Series B Preferred Stock. The Series B Preferred Stock ranks equally with the Series A Exchangeable Preferred Stock with respect to dividends and preferences upon liquidation. The Series B Preferred Stock agreement also contains provisions that a change in control is deemed a liquidating event and accordingly the Series B Preferred Stock has been classified as mandatorily redeemable in the balance sheet. The Company can require the Series B Preferred Stock to convert to common stock after the third anniversary or in the event the common stock price is at least $10 per share and the trading volume exceeds a specified volume. The Company also has the option to redeem the preferred stock after the third anniversary.

   In connection with the issuance of the Series B Preferred Stock, the Company recorded additional paid in capital of $97,478 offset by a non-cash charge to equity relating to the beneficial conversion feature of the Series B Preferred Stock. This charge is calculated using the fair value of the common stock on the commitment date for the issuance of the Series B Preferred Stock, subtracting the conversion price and then multiplying the resulting amount by the number of shares of common stock into which the Series B Preferred Stock are convertible. This non-cash charge resulted in an increase in the Company's net loss per share attributable to common stockholders for the quarter ended March 31, 2000.

   The B-1 Warrants are exercisable into an aggregate of 225,000 shares of common stock at a purchase price of $2.51 per share. The B-2 Warrants are exercisable into an aggregate of 450,000 shares of common stock at a purchase price of $3.50 per share. In addition, the Company issued as a finders fee warrants to purchase 64,725 shares of common stock at an exercise price of $2.51.

5. Segment Information

   The Company operates in one segment - dental medical equipment which, at March 31, 2000, comprised four main products: TeliCam Systems - an intraoral camera and dental networking system; ApolloTM tooth whitening and curing system; other accessories including the Apollo Secret(R) whitening product and ASAP composite materials; and MPDxTM digital x-ray systems. Accordingly no separate segment information is provided other than enterprise wide disclosures as required by SFAS No. 131.

   The following are sales by product lines for the three month periods ended March 31, 2000 and 1999:

                               Three months        Three months
                                  ended               ended
                                 March 31,           March 31,
                                   2000                1999
                               -------------------------------
            TeliCam            $ 1,132,603         $ 1,380,259
            Apollo 95E           4,310,985           7,968,867
            MPDx                 1,443,035                   -
            Consumables            615,599             589,810
            Other                  496,459             275,549
                               -------------------------------
                               $ 7,998,681         $10,214,485
                               ===============================


   The Company ships products from its operations in the US and Europe. The following are sales by its US and European locations for the three months ended March 31, 2000 and 1999:

                               Three months        Three months
                                  ended               ended
                                 March 31,           March 31,
                                   2000                1999
                               -------------------------------
          Sales by geography:
          United States        $ 5,195,086         $ 7,231,348
          Europe                 2,803,595           2,983,137

                               -------------------------------
                                $7,998,681         $10,214,485
                               ===============================


   The following is long-lived asset information by geographic area as of March 31, 2000:

                                               March 31, 2000
                                              ----------------
                       Long Lived assets:
                       United States                 $928,249
                       Europe                         305,116
                                                   ----------
                                                   $1,233,365
                                                   ==========


Item 2. - Management's Discussion and Analysis or Plan of Operation

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND NOTES THERETO INCORPORATED ELSEWHERE IN THIS FORM 10-QSB.

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

INTRODUCTION

   We design, develop, manufacture and sell high technology dental equipment and related consumables. Our highest grossing product is the tooth curing and whitening device known as the "ApolloTM." We also market and sell a line of whitening products known as "Apollo Secret(R)" for use in conjunction with the ApolloTM, and a line of composite resin materials known as "ASAP - Accelerated Solutions for Aesthetic Procedures," which product line was discontinued in the first quarter of 2000, also for use in conjunction with the ApolloTM. Starting in September of 1999, we began marketing and selling the MPDxTM digital x-ray system. In addition, we continue to manufacture and sell intraoral camera systems, known as the "TeliCam II System," and "TeliCam

Elite," and a multi-operatory intraoral camera system, known as the "InTELInet", for use in connection with the TeliCam II System and TeliCam Elite.

   From early 1996 to mid 1998, we were primarily involved in designing, developing, manufacturing, and marketing intra-oral camera systems referred to as the "TeliCam Systems". The first shipments to customers of the TeliCam System commenced in early February 1996.

   On October 2, 1997, we purchased the assets of S.E.D. ("S.E.D."), a company organized under the laws of France. Among the acquired assets was a patent for S.E.D.'s "Biotron" soft tissue surgical device. From this technology, we developed the "ApolloTM" a unique, visible-light curing instrument which is designed for two different applications: the hardening of tooth-colored dental composite materials in three seconds or less and for single appointment, in-office tooth whitening in less than forty minutes. This plasma-arc lamp uses a high-frequency electrical field to generate plasma energy, which is ideal for the fast-curing (hardening) of photosensitive composites. The ApolloTM also produces light and heat which, when used in conjunction with the Apollo Secret(R) whitening materials, activates the whitening chemicals in the Apollo Secret(R). The result of this activation is dramatic whitening of stained teeth. The rapid performance of the ApolloTM in both hardening composite materials and whitening teeth enables an average dental practice to save about 5 to 8 hours per month of a dentist's time.

      On October 10, 1997, the Company entered into an agreement with Suni Imaging Microsystems, Inc. ("Suni") to develop digital x-ray technology for incorporation into a digital x-ray system for the dental market. The Company has obtained exclusive rights to market products to the dental market incorporating the digital x-ray technology developed by Suni. Suni will retain the rights to the developed microchip technology underlying the x-ray system. Digital x-ray systems, including those currently on the market, reduce radiation exposure compared to conventional x-ray systems and allow dentists to view x-ray images in real-time without the time-consuming process of film development while eliminating the need to use and dispose of chemicals required to develop conventional x-ray film. The resulting MPDxTM digital x-ray system was introduced in September 1999.

RESULTS OF OPERATIONS

   We derive our revenues primarily from the sale of four product lines: TeliCam intra-oral camera systems, ApolloTM curing and whitening devices, Apollo Secret(R) tooth whitening chemicals which began shipping in the fourth quarter of 1998 and the MPDxTM digital x-ray system which began shipping at the end of the third quarter of 1999. Through March 31, 2000, the sales of Apollo Secret, ASAP and other systems have been less than 15% of total sales.


   Revenues by product line for the three month periods ended March 31, 2000 and 1999, are reflected in the following table:


              FOR THE THREE-MONTH PERIODS ENDED MARCH 31,
                 2000         %         1999       %
                 ----        ---        ----      ---
   ApolloTM   $4,310,985     54%    $ 7,968,867    78%
   TeliCam     1,132,603     14%      1,380,259    13%
   MPDxTM      1,443,035     18%              -     -
   Consumables   615,599      8%        589,810     6%
   Other         496,459      6%        275,549     3%
              $7,998,681    100%    $10,214,485   100%
              ============  ====    ===========   ====


NET SALES. Net sales for the three-month periods ended March 31, 2000 and 1999, were $7,998,681 and $10,214,485 respectively.

Net sales for the three-month period ended March 31, 2000 decreased approximately 22% from the three-month period ended March 31, 1999. For the three-month periods ended March 31 for 2000 and 1999, TeliCam System sales represented 14% and 13% of total sales, respectively. For the three-month periods ended March 31, 2000 and 1999, Apollo 95 E represented 54% and 78% of total sales, respectively. For the three-month periods ended March 31, 2000 and 1999, MPDx represented 18% and 0% of total sales, respectively. Comparing product line sales in dollars for the three-month period ended March 31, 1999 to the three-month period ended March 31, 2000, Apollo sales decreased $3,657,882 and TeliCam sales decreased $247,656. The decrease in Apollo sales from 1999 to 2000 was caused by the competitor's lamps curing time becoming closer to that of the ApolloTM. In addition, the composite material companies and several lecturing dentists still question the curing properties of high intensity curing lamps. We expect, but do not guarantee that, the sales of both the TeliCam and the Apollo to remain level into the future. No assurance can be given that the MPDx sales growth will continue in the future.

   COST OF SALES. Cost of sales for the three-month periods ended March 31, 2000 and 1999, were $5,168,253, or 65% of net sales, and $4,912,475, or 48% of net sales, respectively. Cost of sales as a percentage of net sales for the three-month period ended March 31, 2000 increased from the same period in 1999 primarily due to a decrease in the margins on the TeliCam and Apollo resulting from increased market saturation. In addition, royalty fees increased from $14,015 during the three-month period ended March 31, 1999 to $443,129 for the same period in 2000 due to royalties incurred on sales of digital x-ray and consumable . We expect that margins on the sale of the TeliCams and Apollos will continue to shrink, and thus the cost of sales of the TeliCams and Apollos as a percentage of net sales is expected to continue to increase in the future.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $5,517,466, or 69% of net sales, and $3,390,083, or 33% of net sales, for the three-month periods ended March 31, 2000 and 1999, respectively. The absolute dollar increases in this expense category for both the three month periods ended March 31, 2000 and 1999 are primarily attributed to a combination of increased salaries and increased marketing costs resulting from enhanced marketing efforts. The increase in selling, general and administrative expenses as a percentage of net sales for the three-month period ended March 31, 2000 versus 1999 is due to the increase in salaries and increased marketing costs resulting from the introduction of the MPDxTM digital x-ray which began selling late in the third quarter 1999, and enhanced marketing efforts on our other products. Salaries and employee benefits increased from $794,683 during the first quarter 1999 to $1,179,012 during the same period in 2000, and advertising and marketing costs increased from $638,910 during the first quarter of 1999 to $1,688,896 during the first quarter of 2000. The remaining increase in selling, general, and administrative expenses consisted primarily of increased travel and entertainment expenses of $320,829 due to an increased number of trade shows attended. As a result of the increased costs discussed above, we are reassessing our corporate structure and methods of operations, in the areas of headcount and marketing. We are currently reorganizing our operations to increase efficiency and reduce costs, through personnel reductions. In addition, we have reevaluated our marketing strategy, with a corresponding reduction in monthly marketing and advertising budgets. We believe these initiatives will result in a reduction in overhead costs, to align with management expectations based upon current operations.

   RESEARCH AND DEVELOPMENT. Research and development expenses totaled $277,801, or 3% of net sales, and $142,580, or 1% of net sales, for the three-month periods ended March 31, 2000 and 1999, respectively. The increase in research and development from first quarter 1999 is due to continued development of a new cordless camera and a hand-held curing light. We expect research and development expenses to increase in future periods, as we continue to pursue the development of new technologies.

   INTEREST AND OTHER INCOME. Interest income totaled $198,218, and $31,588 for the three-month periods ended March 31, 2000 and 1999. This income is primarily attributable to the interest earned by investing available cash in a short-term money market account through Imperial Bank.

   INTEREST EXPENSE. Interest expense totaled $176,740, and $505,532 for the three-month periods ended March 31, 2000 and 1999, respectively. This expense category includes interest paid on capital lease obligations, on bridge notes, on our senior subordinated notes and amortization of debt discount. The substantial decrease in the three-month period ended March 31, 2000 is primarily due to the repayment of the $4.5 million of Senior Subordinated Notes, which were repaid in January 1999 with proceeds from the new credit facility with Imperial Bank and the corresponding full amortization of the debt discount associated with the warrants issued with the $4.5 million notes

   Amortization of debt issuance costs was $64,516 for the three-month period ended March 31, 1999. For the three-month period ended March 31, 2000, there was no amortization of debt issuance costs. This represents the amortization of the issuance costs incurred in connection with the $4.5 million Senior Subordinated Notes issued in March 1998. These costs were amortized over the term of the Notes, with the remaining unamortized costs written-off in January 1999 when we repaid the Senior Subordinated Notes out of the proceeds of our new credit facility with Imperial Bank.

   NET INCOME (LOSS). Net loss for the three month period ended March 31, 2000 totaled $2,999,745 or $0.48 per share on a diluted basis and net income for the three month period ended March 31, 1999 totaled $1,159,777 or $.17 per share on a diluted basis, respectively.

CAPITAL RESOURCES AND LIQUIDITY

   For the three-month period ended March 31, 2000, we used net cash of approximately $2.5 million in operations as compared to $682,883 for the three-month period ended March 31, 1999. Accounts receivable decreased from $5,756,048 at the prior year-end to $4,945,045 at March 31, 2000, primarily as a result of the decrease in sales during the three-month period ended March 31, 2000. Accounts payable and accrued liabilities totaling $5,444,920 at March 31, 2000 decreased from $6,765,718 at the prior year-end primarily due to a decrease in inventory purchases. Inventory levels decreased approximately $1,004,698.

   Capital expenditures for the three-month period ended March 31, 2000 were approximately $93,000, with approximately $48,000 spent for the purchase of software, and approximately $26,000 spent for computer equipment with the remainder consisting of equipment, and furniture and fixture acquisitions. Cash and cash equivalents on hand for the three-month period ended March 31, 2000 were $3,880,892 as compared to $3,544,795 for the three-month period ended March 31, 1999.

   For the three-month period ended March 31, 2000, we received net cash of $1,785,000 from financing activities as compared to $439,000 for the three-month period ended March 31, 1999. On February 29, 2000 the Company sold an aggregate of 2,250 shares of Series B Exchangeable Preferred Stock, B-1 Warrants to purchase up to 225,000 shares of Common Stock and B-2 Warrants to purchase up to 450,000 shares of common stock. The Company received $2,250,000 in gross proceeds less costs of $207,520.

   On January 4, 1999, the Company replaced its credit agreements with Comerica with a $6,950,000 facility with Imperial Bank ("Imperial"). The Imperial facility was comprised of a $2,500,000 fixed rate non-revolving line of credit due May 31, 2000; a $4,000,000 variable rate revolving line of credit loan due May 31, 2000 and a $450,000 variable interest rate loan repayable in 16 monthly installments through May 31, 2000. The facilities are collateralized by the assets of the Company. The credit facility also requires the Company to comply with certain financial and non-financial covenants. The Company has use the credit facilities for working capital, capital expenditures and general corporate purposes. On January 21, 1999, the Company borrowed against the Imperial facility to repay the balance owed to Comerica capital credit line of $343,890 plus accrued interest of $1,120. On January 25, 1999, the Company borrowed against the Imperial facility to repay the $4,500,000 12% Senior Subordinated Notes plus accrued interest of $189,000.

   On March 24, 2000, the Company amended its facility with Imperial Bank to modify certain of its financial covenants and extend the repayment terms. Under this amendment, the fixed rate non-revolving line of credit is due in monthly installments of $100,000 commencing March 31, 2000 until April 30, 2001 with the balance due on May 31, 2001. Interest under this line of credit increased to 10.0% per annum. The $4,000,000 variable rate revolving line of credit and the variable rate loan repayment dates were extended to May 31, 2001, with no principal payments required at any earlier dates. The interest rate under the variable rate revolving line of credit was amended to 0.5% plus the bank's index rate. In addition, the Company granted the bank 75,000 warrants at an exercise price of $2.50 per share. At March 31, 2000, $2,300,000, $4,000,000, and
$264,769 was outstanding under the fixed rate non-revolving line of credit, the variable revolving line of credit, and the variable rate loan, respectively.

      As of March 31, 2000, the minimum purchase obligations under the manufacturing agreement with Suni Microsystems, the minimum purchase obligations under the Exclusive License Agreement with Chrysalis Dental, and the two facility leases are significant future commitments. On January 25, 2000, the Company leased a second facility under an operating lease that expires in 2005. The leases require the Company to pay taxes, maintenance fees, and insurance and provide for periodic fixed rent increases based on a published price index. These commitments will be financed by cash from continuing operations, the proceeds of the Imperial credit facility and the proceeds from the mandatory redeemable Series A and Series B exchangeable preferred stock. We believe that we will need to raise additional capital in order to finance our research and development of new products during the next twelve months. We can give no assurance that additional financing will be available when needed or that, if available, that it will be on terms we consider to be favorable. If needed funds are not available, we may be required to limit or forego the development of new products which could have a material adverse effect on our business, operating results and financial condition.

   The Company also had minimum purchase obligations with Boston Marketing ("BMC") under the BMC Distribution Agreement. During the fiscal year ended December 31, 1999, the Company purchased fewer than 2,500 units under the BMC Distribution Agreement. BMC filed suit in Los Angeles Superior Court alleging breach of contract and seeking unspecified damages. The Company is investigating the allegations and has not yet responded to the suit. The Company intends to defend the action vigorously and believes that it has meritorious defenses to the suit. The Company may not be able to market the units incorporating those CCD chips, CCU processors and frame grabbers under the "TeliCam" trademark which could adversely affect the Company's operating results. The Company has now obtained other CCD chips, CCU processors and frame grabbers from third-party suppliers. Management believes that disruption in the supply of these products will not materially affect production of the intraoral cameras.

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

CAUTIONARY STATEMENTS AND RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH TO EVALUATE OUR LIKELIHOOD OF SUCCESS.

We have only manufactured and distributed our digital x-ray systems since September 1999, our TeliCam systems since October 1995 and our Apollo 95E since March 1998. Therefore, we have a limited relevant operating history upon which to evaluate the likelihood of our success. Factors such as the risks, expenses and difficulties frequently encountered in the operation and expansion of a new business and the development and marketing of new products must be considered in evaluating the likelihood of our success.

WE HAVE A HISTORY OF LOSSES AND ACCUMULATED DEFICIT AND THIS TREND OF LOSSES MAY CONTINUE IN THE FUTURE.

For the period from October 23, 1995 to March 2, 1996, we incurred a net loss of $1,625,213. For the fiscal years ended December 31, 1997, 1998, and 1999 we had net losses of $2,044,729, $1,816,702, and $6,727,638, respectively, and for the quarter ended March 31, 2000, we had a net loss of $2,999,745. At March 31, 2000, our accumulated deficit was $15,076,876. Our ability to obtain and sustain profitability will depend, in part, upon the successful marketing of our existing products and the successful and timely introduction of new products. We can give no assurances that we will achieve profitability or, if achieved, that we will sustain profitability.

FLUCTUATION IN QUARTERLY RESULTS MAY RESULT IN DECLINES IN OUR STOCK PRICE.

Certain quarterly influences may affect our business. Historically, sales have been generally higher in the fourth quarter due to the purchasing patterns of dentists in the United States and have been generally lower in the first quarter due primarily to the effect upon demand of increased purchases in the prior quarter. Historically we have experienced lower sales in the summer months as a result of holiday vacations and fewer trade shows. These fluctuations in quarterly operating results could result in increased volatility, including significant declines, of the trading price of our common stock.

TWO OF OUR PRIMARY PRODUCTS HAD A SIGNIFICANT DECLINE IN SALES AND IF THIS DECLINE CONTINUES WE MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY.

The TeliCam systems, together with related products such as the InTELInet system, and the ApolloTM have been our primary products since inception. We believe that the market for intraoral cameras, such as the TeliCam systems, is a market that has declined. TeliCam systems sales have recently been at or below levels of prior comparable periods, a trend which we expect to continue. In addition there has been a decrease in ApolloTM sales as competitor's lamps curing times become closer to that of the ApolloTM, a trend which we also expect to continue.

AS A RESULT OF THE DECLINE IN SALES OF THE TELICAM SYSTEMS AND APOLLOTM PRODUCTS, OUR FUTURE DEPENDS ON OUR ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS.

As a result of the decline in the intraoral camera market, our future depends upon our ability to develop and successfully introduce new products to make up for the diminished sales of the Telicam systems and Apollo products. Development of new product lines is risk intensive and often requires:

     o    long-term forecasting of market trends;

     o    the development and implementation of new designs;

     o    compliance with extensive governmental regulatory requirements; and

     o    a substantial capital commitment.

Also, the medical and dental device industry is characterized by rapid technological change. As technological changes occur in the marketplace, we may have to modify our products in order to become or remain competitive or to ensure that our products do not become obsolete. If we fail to anticipate or respond in a cost- effective and timely manner to government requirements, market trends or customer demands, or if there are any significant delays in product development or introduction, our revenues and profit margins may decline which could adversely affect our cash flows, liquidity and operating results.

IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL TO FINANCE RESEARCH AND DEVELOPMENT OF OUR NEW PRODUCTS WE MAY BE FORCED TO FOREGO THE DEVELOPMENT OF NEW PRODUCTS AND LIMIT CURRENT OPERATIONS.

We anticipate that we will need to raise additional capital during the next 12 months to satisfy our expected increased research and development requirements. We are currently exploring alternatives to fulfill these requirements, but cannot assure that additional financing will be available when needed or that, if available, it will be on terms favorable to us or our stockholders. If needed funds are not available, we may be required to limit or forego the development of new products or limit the scope of our current operations, which could have a material adverse effect on our business, operating results and financial condition. If we raise needed funds through the sale of additional shares of our common stock or securities convertible into shares of our common stock it may result in dilution to current stockholders.

WE SUBSTANTIALLY DEPEND UPON UNAFFILIATED THIRD PARTIES FOR SEVERAL CRITICAL ELEMENTS OF OUR BUSINESS, INCLUDING THE DEVELOPMENT AND LICENSING FOR DISTRIBUTION OF OUR PRODUCTS.

We are dependent upon unaffiliated third party developers and suppliers for the development and manufacture of all of the components used in our dental equipment and for the development and manufacture of our consumable products. Outside of updating our current products, we do not develop any of our technology. Instead of developing technology, we continually seek out third parties that own new and innovative technology that they may be willing to license to us or develop into new dental products under a development agreement. We have had problems in the past obtaining a marketable product from companies with whom we had entered into a licensing arrangement. We entered into a licensing agreement with Ion Laser Technology under which ILT was unable to develop a product in accordance with the delivery schedule established by our agreement that met our specifications; as a result, we were forced to find an alternative product to that which we had contracted with ILT.

IF WE DO NOT MAKE CERTAIN REQUIRED MINIMUM ROYALTY PAYMENTS TO SUNI, AND IF WE DO NOT PURCHASE REQUIRED AMOUNTS OF CERTAIN PRODUCTS MANUFACTURED BY SUNI, WE WILL LOSE OUR EXCLUSIVE RIGHTS TO THE DIGITAL X-RAY TECHNOLOGY DEVELOPED FOR US BY SUNI.

In order to maintain our right to be the exclusive dental licensee of the digital x-ray technology developed by Suni, we must make significant minimum periodic royalty payments to Suni, and we must purchase a significant amount of certain products manufactured by Suni. We cannot guarantee that we will be able to make the minimum periodic royalty payments, nor can we guarantee that we will be able to purchase the amount of products that are required to maintain our right to be the exclusive distributor. If we do not make the required periodic royalty payments and purchase the required products, Suni will be able to license the developed technology to our competitors, or grant an exclusive license to a competitor, which could have a material adverse effect on our operating results and financial condition.

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

Under the Federal Food, Drug, and Cosmetic Act, FDA has the authority to control the introduction of new products into the marketplace. Unless specifically exempted by the agency, medical devices enter the marketplace through either FDA clearance of premarket approval application or FDA approval of an application for 510k clearance. FDA conducts periodic inspections to assure compliance with it's regulations. The Company has applications pending for a hand held cordless curing lamp and a cordless, remote controlled, high resolution, intraoral camera. The Company expects to receive FDA 510k notification for these products prior to or during the third quarter of 2000. Any delay in receipt of FDA 510k notification for these products will delay our ability to market and sell these products and could allow our competitors to develop and introduce competing products.

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

NONE OF OUR PRODUCTS ARE PROTECTED BY PATENTS, AND THEREFORE, THEY MAY NOT BE ADEQUATELY PROTECTED FROM COPYING BY COMPETITORS.

Our future success and ability to compete is dependent in part upon our proprietary technology used in the Apollo 95E. The Apollo 95E is currently only protected by a patent in France. We are currently seeking patent protection in all of the countries of the world in which this technology can be marketed. There can be no assurance that patents outside of France will be granted for the Apollo 95E system, and, if granted, the patents will provide adequate protection for the Company's technologies. Consequently, we rely primarily on trademark, trade secret and copyright laws to protect our technology. However, there can be no assurance that third parties will not try to copy our products. In addition, many foreign countries' laws may not protect us from improper use of our proprietary technology overseas. We may not have adequate remedies if our proprietary rights are breached and therefore a breach of our proprietary rights could have a material adverse effect on our financial condition.

WE ARE SUSCEPTIBLE TO PRODUCT LIABILITY SUITS AND IF A LAWSUIT IS BROUGHT AGAINST US IT COULD RESULT IN US HAVING TO PAY LARGE LEGAL EXPENSES AND/OR JUDGMENTS.

Although we have not yet had any product liability claims, because of the nature of the medical/dental device industry, there can be no assurance that we will not be subject to such claims in the future. Our products come into contact with vulnerable areas of the human body, such as the mouth, tongue, teeth and gums, and, therefore, the sale and support of dental products makes us susceptible to the risk of such claims. A successful product liability claim or claim arising as a result of use of our products brought against us, or the negative publicity brought up by such claim, could have a material adverse effect upon our business. We maintain product liability insurance with coverage limits of $10,000,000 per occurrence and $11,000,000 per year. While we believe that we maintain adequate insurance coverage, we do not guarantee that the amount of insurance will be adequate to satisfy claims made against us in the future, or that we will be able to obtain insurance in the future at satisfactory rates or in adequate amounts.

ISSUANCE OF PREFERRED STOCK MAY HAVE THE EFFECT OF PREVENTING A CHANGE OF
CONTROL.

We have authorized 1,000,000 shares of preferred stock, which may be issued by the Board of Directors with certain rights not granted to the holders of common stock. Issuance of such preferred stock, depending upon the terms and rights thereof, may have the effect of delaying, deterring or preventing a change of control.

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

Holders of Series B Exchangeable Preferred Stock may exchange their shares into common stock at a price per share equal to the lesser of $2.85 or one hundred percent (100%) of the Market Price on the date of exchange. The Market Price is the average of the closing bid prices of any three (3) of the prior thirty (30) days consecutive trading days selected by the holder of the Series B Exchangeable Preferred Stock then being exchanged. As a result, the holders of Series B Exchangeable Preferred Stock may be in a position to exchange their shares of common stock at a discount to the then current trading price of our common stock.

The conversion price of our Series A Preferred Stock and Series B Preferred Stock is variable and may dilute the price of our common stock. On May 10, 2000, the high and low prices of our common stock were $1.56 and $1.44, respectively. If the trading price of our common stock declines, the number of shares of common stock into which the Series A Preferred Stock and Series B Preferred Stock may exchange will increase. The following table illustrates this effect:


  ---------------------------------------------------------------------
                 Number of Shares     Number of Shares    Percentage
                 of Common Stock      of Common Stock         of
     Average     into which 2,000     into which 2,250    Outstanding
     Trading     shares of Series     shares of Series     Shares of
    Price of    A Preferred Stock       B Preferred         after
  Common Stock   may be exchanged      Stock may be        Exchange
  ------------  -----------------        exchanged         --------
                                         ---------
  ---------------------------------------------------------------------
     $2.75             727,273             818,182           23.8%
  ---------------------------------------------------------------------
      2.50             800,000             900,000           26.2%
  ---------------------------------------------------------------------
      2.25             888,889           1,000,000           29.1%
  ---------------------------------------------------------------------
      2.00           1,000,000           1,125,000           32.7%
  ---------------------------------------------------------------------
      1.75           1,142,857           1,285,714           37.4%
  ---------------------------------------------------------------------
      1.50           1,333,333           1,500,000           43.6%
  ---------------------------------------------------------------------
      1.25           1,600,000           1,800,000           52.3%
  ---------------------------------------------------------------------
      1.00           2,000,000           2,250,000           65.4%
  ---------------------------------------------------------------------


WE REQUIRE STOCKHOLDER APPROVAL OR AN ADDITIONAL CASH PAYMENT FOR WHICH WE MAY NOT HAVE SUFFICIENT FUNDS AND MAY HAVE TO SEEK ADDITIONAL FINANCING.

Under the rules and regulations of the Nasdaq Stock Market, we require stockholder approval to issue 20% or more of our outstanding common stock in a single transaction. Because the rate at which the Series A Preferred Stock and Series B Preferred Stock exchange into common stock fluctuates, it is possible that the number of shares of common stock into which the Series A Preferred Stock or Series B Preferred Stock may exchange could exceed 20%. We have agreed with the purchasers of the Series A

Preferred Stock and the Series B Preferred Stock that we will seek stockholder approval of these issuances at the 2000 Annual Meeting of Stockholders. Prior to receiving stockholder approval, or if stockholder approval is not obtained, any attempted exchange of shares of Series A Preferred Stock or Series B Preferred Stock in excess of 19.9% of the outstanding common stock of the Company must be paid in cash to the holder of the Series A Preferred Stock or Series B Preferred Stock. Because, in connection with the sale of shares of Series B Preferred Stock, we issued warrants to purchase up to 675,000 shares of common stock (10% of our then outstanding common stock), if we do not receive stockholder approval of the Series B transaction we will likely have to honor the exchange of a significant number of shares of Series B Preferred Stock in cash. We would have to redeem the shares of Series A Preferred Stock at a price equal to 125% of the Stated Value, which is $1,000 per Share, and would also have to pay all accrued but unpaid dividends. If all Series A Preferred Stock were exchanged, we would have a cash obligation of $2.5 million, plus all accrued but unpaid dividends (if any). We would have to redeem the shares of Series B Preferred Stock at a price equal to 100% of the Stated Value, which is $1,000 per Share. If all of the Series B Preferred Stock were exchanged, we could have a cash obligation of $2.25 million. At the time of exchange, we may not have sufficient funds to honor the exchange of a significant number of shares of Series A Preferred Stock or Series B Preferred Stock in cash, and any efforts by the holders of Series A Preferred Stock or Series B Preferred Stock to receive cash in exchange for shares of Series A Preferred Stock or Series B Preferred Stock could have a material adverse effect on our liquidity and financial condition. If we are obligated to honor the exchange of shares of Series A Preferred Stock or Series B Preferred Stock in cash, we would likely have to obtain considerable financing to fulfill the obligation, We cannot guarantee that such financing will be available or, if available, that it can be obtained on terms satisfactory to us or on terms favorable to the holders of our common stock.

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

IF THE TRADING PRICE OF OUR COMMON STOCK FALLS BELOW $1.00, WE MAY BE DELISTED FROM THE NASDAQ STOCK MARKET AND THE BOSTON STOCK EXCHANGE.

The closing sale price of our Common Stock on May 10, 2000 was $1.50 per share. Under the rules and regulations of the Nasdaq Stock Market and the Boston Stock Exchange, to maintain listing on the Nasdaq Small Cap Market and the Boston Stock Exchange we must maintain a trading price per share of more than $1.00. If the trading price per share of our common stock falls below $1.00, we may be delisted from the Nasdaq Small Cap Market and the Boston Stock Exchange. If we were delisted from the Nasdaq Small Cap Market and the Boston Stock Exchange, trading in our common stock, if any, would have to be conducted in the over-the-counter market in so-called "pink sheets" or, if then available, the OTC Bulletin Board. As a result, the holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

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

IF WE FAIL TO TIMELY AFFECT AN EXCHANGE OF SERIES A AND B EXCHANGEABLE PREFERRED STOCK FOR SHARES OF COMMON STOCK, WE MAY BE LIABLE FOR SIGNIFICANT LIQUIDATED DAMAGES.

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

We are investigating the claims made by Boston Marketing in their complaint. During the fiscal year ended December 31, 1999, we purchased fewer than 2,500 units under the BMC Distribution Agreement. Boston Marketing has refused to accept a subsequently placed order. We intend to defend this matter vigorously and believe we have meritorious defenses to this suit. However, if the BMC Distribution Agreement is canceled because of failure to meet minimum purchase requirements, we would need to obtain an alternative source of supply. The Company has obtained other CCD chips, CCU processors and frame grabbers from third-party suppliers. With other sources for the components secured, Management believes that the disruption in supplies will not have a materially adverse affect on the Company's operating results.



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 2. Changes in Securities and Use of Proceeds.

On February 29, 2000 the Company sold an aggregate of 2,250 shares of Series B Exchangeable Preferred Stock, B-1 Warrants to purchase up to 225,000 shares of Common Stock and B-2 Warrants to purchase up to 450,000 shares of common stock. The Company received $2,250,000 in gross proceeds less costs of $157,500. The holders of Series B Exchangeable Preferred Stock may exchange their shares for shares of common stock at the lower of (i) $2.85 or (ii) 100% of the market price of the common stock, as defined, on the date of the exchange. The Preferred Stock will receive $30 in dividends per year with payments due quarterly. The B-1 Warrants are exercisable into an aggregate 225,000 shares of common stock at a purchase price of $2.51 per share. The B-2 Warrants are exercisable into an aggregate 450,000 shares of common stock at a purchase price of $3.50 per share.

In addition we granted warrants to purchase 64,725 shares of our common stock as a finders fee for our preferred stock investment.

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

                                       Dental/Medical Diagnostic Systems, Inc.


Date   MAY 12, 2000                    By: /S/ ROBERT H. GUREVITCH
       ------------------------           -------------------------------------
                                          Robert H. Gurevitch
                                          Chairman and Chief Executive Officer

Date   MAY 12, 1999                    By: /S/ STEPHEN F. ROSS
       -----------------------            --------------------------------------
                                          Stephen F. Ross
                                          Vice  President and Chief
                                          Financial Officer