Form 10QSB
period 2000-06-30
DENTAL MEDICAL DIAGNOSTIC SYSTEMS INC
filed 2000-08-21
CIK 738194

The SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

   FORM 10-QSB MARK ONE:

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]



                         Commission file number 0-12850

                     DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

              Delaware                                       13-3185553
--------------------------------------                    -----------------
   (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                          Identification
                                                                No.)

                   6416 VARIEL AVE., WOODLAND HILLS, CA 91367
                    (Address of principal executive offices)

              Issuer's telephone number, including area code (818)932-2300.


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of registrant's
common stock outstanding as of August 4, 2000: 8,767,067
Transitional Small Business Disclosure Format Yes [ ] No [X]

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                  June 30, 2000

   PART I - FINANCIAL INFORMATION                                                           PAGE

            Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)
                    Condensed Consolidated Balance Sheet as of June 30, 2000                  3

                    Condensed Consolidated Statements of Operations                           4
                       For the Three and Six Month Periods Ended June 30, 2000 and 1999

                    Condensed Consolidated Statements of Cash Flows                           5
                       For the Six Month Periods Ended June 30, 2000 and 1999

                    Consolidated Statements of Comprehensive Income                           6
                      For the Three and Six Month Periods Ended June 30, 2000 and 1999

                    Notes to Interim Condensed Consolidated Financial Statements              7


            Item 2.  Management's Discussion and Analysis or Plan of Operation               10


   PART II - OTHER INFORMATION

            Item 1.  Legal Proceedings                                                       20
            Item 2.  Changes in Securities and Use of Proceeds                               20
            Item 3.  Defaults in Senior Securities                                           20
            Item 4.  Submission of Matters to Vote of Security Holders                       20
            Item 5.  Other Information                                                       20
            Item 6.  Exhibits and Reports on Form 8-K                                        20

                        (a)  Exhibits                                                        20
                        (b)  Reports on Form 8-K                                             20

            Signatures                                                                       21

PART I - FINANCIAL INFORMATION

   ITEM 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2000
                                   (Unaudited)


                                     ASSETS

            Current assets:
              Cash and cash equivalents                                               $ 1,252,955
              Accounts receivable, net                                                  3,565,903
              Inventories                                                               7,128,450
              Prepaid expenses and other current assets                                 2,222,879
                                                                                      -----------
                   Total current assets                                                14,170,187

            Property and equipment, net of accumulated depreciation                     1,560,991
            Intangible assets, net of accumulated amortization                          1,642,833
            Loans to related parties                                                       70,000
            Other assets                                                                  850,836
                                                                                      -----------
            Total assets                                                              $18,294,847
                                                                                      ===========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
            Current liabilities:
              Current portion of capital lease obligations                            $     8,695
              Borrowings under line of credit                                           6,239,553
              Accounts payable                                                          5,259,164
              Accrued liabilities                                                         964,466
              Customer deposits                                                           101,818
                                                                                      ------------
                   Total current liabilities                                           12,573,696
              Capital lease obligations                                                    50,837
                                                                                      ------------
            Total liabilities                                                          12,624,533
                                                                                      ------------
            Commitments and contingencies

            Mandatorily redeemable Series A exchangeable preferred stock, stated value $1,000 per share; 2,000 shares authorized and issued; 1,207 outstanding at June 30, 2000
                   (liquidation value of $1,207,000)                                    1,096,052

               Mandatorily redeemable Series B exchangeable preferred stock, stated value $1,000 per share; 2,750 shares authorized; 2,250 issued; and 2,233 outstanding at June 30, 2000
                   (liquidation value of $2,233,000)                                    1,244,284

               Stockholders' equity:
               Preferred stock, par value $.01 per share;
                   995,250 shares authorized, none issued and                                 -
                    outstanding
               Common stock, par value $.01
                    per share; 20,000,000 shares authorized:
                    7,198,220 shares issued and outstanding                                71,982

               Additional paid in capital
                                                                                       22,148,149
               Accumulated deficit
                                                                                      (18,222,865)
               Cumulative translation adjustment                                         (667,288)
                                                                                      -----------
               Total stockholders' equity                                               3,329,978
                                                                                      -----------
               Total liabilities and stockholders' equity                             $18,294,847
                                                                                      ===========


          The accompanying notes are an integral part of these interim condensed consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                      THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                      -----------------------------     -----------------------------
                                          2000            1999             2000              1999
                                          ----            ----             ----              ----
Net sales                             $ 5,641,582      $ 10,963,894    $ 13,756,391      $ 21,178,379
Cost of sales                           4,138,146         5,227,050       9,306,399        10,139,525
                                      ---------------------------------------------------------------
Gross profit                            1,503,436         5,736,844       4,449,992        11,038,854

Selling, general and administrative
expenses                                4,486,300         4,080,719      10,003,766         7,470,799
Research and development expenses         294,978            76,682         572,779           219,262
                                       --------------------------------------------------------------
Total operating expenses                4,781,278         4,157,401      10,576,545         7,690,061

Operating income (loss)                (3,277,842)        1,579,443      (6,126,553)        3,348,793

Interest and other income                 107,918            99,872         190,008           131,430
Interest and other expense                (89,665)         (125,641)       (266,405)         (631,173)
Amortization of debt issuance costs             0                 0               0           (64,519)
                                       --------------------------------------------------------------
Income (loss) before income taxes      (3,259,589)        1,553,674      (6,202,950)        2,784,531

Provision (benefit) for income taxes     (113,600)           90,000         (57,216)          161,080
                                       --------------------------------------------------------------
Net income (loss)                      (3,145,989)        1,463,674      (6,145,734)        2,623,451

Charges relating to manditorily
redeemable preferred stock:
   Preferred dividends                     30,982               -            69,940               -
  Beneficial conversion feature
      relating to Series B
      preferred stock                         -                 -            97,478               -
                                       --------------------------------------------------------------
Net income (loss) attributable
to common stockholders               $ (3,176,971)      $ 1,463,674    $ (6,313,152)      $ 2,623,451
                                     ============       ===========    ============       ===========

Earnings (loss) per share
   Basic                             $      (0.47)      $      0.27    $      (0.98)             0.49
   Diluted                           $      (0.47)      $      0.20    $      (0.98)             0.36


Weighted average number of shares:
   Basic                                6,692,392         5,438,900       5,379,964         6,455,403
   Diluted                              6,692,392         7,496,689       6,455,403         7,281,218


              The accompanying notes are an integral part of these interim condensed consolidated financialstatements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                                  2000                1999
                                                                                  ----                ----
           Cash flows from operating activities:
           Net income (loss)                                                  $ (6,145,734)       $  2,623,451
           Adjustments to reconcile net income (loss) to net cash used by operating activities:
             Depreciation and amortization                                         618,367             337,327
             Amortization of debt discount                                             -               348,434
             Allowance for doubtful accounts                                       (44,659)                -
           Changes in operating assets and liabilities:
             Accounts receivable                                                 2,121,099          (3,664,742)
             Inventories                                                           609,974          (2,840,510)
             Prepaid expenses and other                                           (538,652)         (1,614,382)
             Other assets                                                         (326,958)           (167,686)
             Accounts payable                                                      770,038           1,413,889
             Accrued liabilities and income taxes                               (1,227,575)            232,672
             Customer deposits                                                    (103,284)            148,491
                                                                              ------------        -------------
           Net cash used by operating activities                                (4,267,384)         (3,183,056)
                                                                              ------------        -------------

           Cash flows from investing activities:
             Payment of patent registration costs                                  (21,349)                -
             Purchase of property and equipment                                   (517,368)           (347,696)
                                                                              ------------        -------------
           Net cash used in investing activities                                  (538,717)           (347,696)
                                                                              ------------        -------------

           Cash flows from financing activities:
              Borrowings from revolving line of credit                                 -             4,000,000
             Net proceeds from issuance of notes payable                               -             2,953,890
             Repayment of notes payable                                                -            (4,919,538)
             Repayment of lines of credit                                         (577,022)                -
             Principal payments on capital lease obligations                           -               (10,913)
             Issuance of preferred stock                                         2,042,480                 -
             Issuance of common stock through exercise of options                      -               168,192
                                                                              ------------        -------------
           Net cash provided by financing activities                             1,465,458           2,191,631
                                                                              ------------        -------------
           Net decrease in cash and  cash equivalents                           (3,340,643)         (1,339,121)
           Effect of exchange rate changes on cash and cash equivalents            (21,903)             98,960
           Cash and cash equivalents, beginning of period                        4,615,501           3,941,305
                                                                              ------------        -------------
           Cash and cash equivalents, end of period                            $ 1,252,955         $ 2,701,144
                                                                              ============        =============
           Non-cash investing and financing activities:
           Acquisitions of businesses
             Issuance of common stock                                                  -            $1,143,750
           Acquisitions of furniture & equipment
             Capital lease financing                                              $ 40,862                 -

           Supplemental cash flow information:
           Interest paid                                                          $ 26,897            $167,480
           Income taxes paid                                                        11,240              18,840


          The accompanying notes are an integral part of these interim condensed consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                             THREE MONTHS ENDED JUNE 30, SIX MONTHS ENDED JUNE 30,
                                             -----------------------------------------------------
                                                2000           1999         2000          1999
                                                ----           ----         ----          ----
    Net income (loss)                        $(3,145,989)  $1,463,674    $(6,145,734)  $2,623,451
    Other comprehensive income (loss):
      Foreign currency  translation
      adjustment                                (447,290)     (20,515)      (339,215)    (149,666)
                                                ---------  ------------    ---------   ----------
    Comprehensive income (loss)              $(3,593,279)  $1,443,159    $(6,484,949)  $2,473,785
                                             ============  ==========    ============  ==========


          The accompanying notes are an integral part of these interim consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. General

    The accompanying unaudited interim condensed consolidated financial statements include the accounts of Dental/Medical Diagnostic Systems, Inc. and subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the period ended December 31, 1999.

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

    For the three month periods ended June 30, 2000 and 1999, international customers accounted for 44% and 51% of sales, respectively. For the six month periods ended June 30, 2000 and 1999, international customers accounted for 50% and 49% of sales, respectively. International customers accounted for approximately 67% and 76% of trade accounts receivable at June 30, 2000 and 1999, respectively. There was one customer that accounted for more than 10% of revenues for the six month periods ended June 30, 2000 and 1999 and for the three month period ended June 30, 2000. There were no customers that accounted for more than 10% of revenues for the three month period ended June 30, 1999. Five customers accounted for 20% of the Company's accounts receivable at June 30, 2000.

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

    On April 7, 2000, Boston Marketing filed suit in Los Angeles Superior Court making numerous claims including the allegation that we failed to make minimum purchases for calendar year 1999 and 2000, and further claiming that the Company failed to pay certain commissions to Boston Marketing. The complaint seeks unspecified damages. The Company intends to defend the action vigorously and believes that it has meritorious defenses to the suit. However, because the discovery process still is ongoing, the Company is unable to estimate the extent of liability, if any, that could result.


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

    The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for the three- and six-month periods ended June 30, 2000 and 1999:

                                                       Three months     Three months        Six months      Six months
                                                         ended             ended             ended            ended
                                                      JUNE 30, 2000     JUNE 30, 1999     JUNE 30, 2000    JUNE 30, 1999
                                                      -------------     -------------     -------------    -------------
      Numerator:
        Basic and diluted income available
        to common stockholders:
      Net income (loss) attributable to
        common stockholders                            $(3,176,971)      $1,463,674        $(6,313,152)     $2,623,451
                                                       ============      ==========        ============     ==========
      Denominator:
         Basic weighted average shares                   6,692,392        5,438,900          6,455,403       5,379,964

         Effect of dilutive securities:
            Stock options and warrants                           0        2,057,789                  0       1,901,254
                                                       ------------      ----------        ------------     ----------
         Diluted weighted average shares                 6,692,392        7,496,689          6,455,403       7,281,218
                                                       ============      ==========        ============     ==========

    Common shares related to stock options and stock warrants that are antidilutive amounted to approximately 6,613,207 and 10,000 for the three-month periods ended June 30, 2000 and 1999, respectively. For the six-month periods ended June 30, 2000 and 1999, the antidilutive stock options and stock warrants amounted to 6,613,207 and 53,000, respectively. In addition, at June 30, 2000 common shares issuable on the conversion of exchangeable preferred stock amounted to 3,476,029 shares, which are excluded from the weighted average number of shares because they are antidilutive.

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

    No tax effect has been allocated to the foreign currency translation adjustment for the periods presented.

    The following is a reconciliation of accumulated other comprehensive income balance for the six-month period ended June 30, 2000:


             Beginning balance             $ (328,073)
             Current period change           (339,215)
                                           -----------
             Ending balance                $ (667,288)
                                           ===========

3. Inventories

    Inventories consisted of the following at June 30, 2000:


            Raw materials               $3,158,524
            Work in process                389,970
            Finished goods               3,579,956
                                        ----------
                                        $7,128,450
                                        ==========

4. Bank Borrowings

    As of June 30, 2000, the Company has outstanding borrowing of approximately $6.2 million under its bank credit facilities. At June 30, 2000, the Company was not in compliance with certain financial covenants of its credit agreement with Imperial Bank. As of August 21, 2000, the Company has obtained a forbearance agreement providing that so long as we remain current in our payments of principal and interest, and so long as we reduce our overdraft balance to zero by August 29, 2000, Imperial Bank will not exercise any remedies it may have resulting from such lack of compliance until September 21, 2000. If we are not able to meet all of these conditions by such dates, Imperial Bank can declare the loans in default and require us to pay the balance of the loan, which is currently approximately $6.2 million. In such event, we would seek to obtain alternative financing. There can be no assurance, however, that alternative financing, whether from equity or debt financing agreements, will be available, if at all, on favorable terms to us or our stockholders.


5. Capital Transactions

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

    In connection with the issuance of the Series B Preferred Stock, the Company recorded additional paid in capital of $97,478 offset by a non-cash charge to equity relating to the beneficial conversion feature of the Series B Preferred Stock. This charge is calculated using the fair value of the common stock on the commitment date for the issuance of the Series B Preferred Stock, subtracting the conversion price and then multiplying the resulting amount by the number of shares of common stock into which the Series B Preferred Stock are convertible. This non-cash charge resulted in an increase in the Company's net loss per share attributable to common stockholders for the six-month period ended June 30, 2000.

    The B-1 Warrants are exercisable into an aggregate 225,000 shares of common stock at a purchase price of $2.7188 per share. The B-2 Warrants are exercisable into an aggregate 450,000 shares of common stock at a purchase price of $3.50 per share. In addition, the Company issued as a finders fee warrants to purchase 64,725 shares of common stock at an exercise price of $2.51.

    As of June 30, 2000, $793,122 stated value of Series A Exchangeable Preferred stock has been converted into 684,723 shares of common stock, while $67,000 stated value of Series B Exchangeable Preferred stock has been converted into 65,986 shares of common stock.

6.  Segment Information

    The Company operates in one segment - dental medical equipment which, at June 30, 2000, comprised five main products: TeliCam Systems - an intraoral camera and dental networking system; ApolloTM tooth whitening and curing system; other accessories including the Apollo Secret(R) whitening product and ASAP composite materials; MPDxTM digital x-ray systems; and Forever WhiteTM home-whitening product. Accordingly no separate segment information is provided other than enterprise wide disclosures as required by SFAS No. 131.

    The following are sales by product lines for the three and six month periods ended June 30, 2000 and 1999:

                                      Three months    Three months   Six months    Six months
                                          ended          ended          ended         ended
                                      June 30, 2000  June 30, 1999 June 30, 2000  June 30, 1999
                                      -------------  ------------- -------------  -------------
              TeliCam                  $   836,986   $  1,341,095   $  1,969,589   $ 3,721,354

              ApolloTM                   2,594,142      8,392,072      6,905,128    16,360,939

              MPDxTM                     1,018,309              -      2,461,344             -

              Consumables                  519,007        856,416      1,134,606     1,446,226

              Forever WhiteTM               63,674              -         63,674             -

              Other                        725,592        374,311      1,222,050       649,860
                                       -----------   ------------    -----------  ------------
                                       $ 5,757,710   $ 10,963,894    $13,756,391  $ 21,178,379
                                       ===========   ============    ===========  ============

    The Company ships products from its operations in the US and Europe. The following are sales by its US and European locations for the three and six month periods ended June 30, 2000 and 1999:

                                      Three months      Three       Six months     Six months
                                          ended      months ended      ended         ended
                                      June 30, 2000  June 30, 1999 June 30, 2000  June 30, 1999

                                      -------------- ------------- -------------- -------------
              Sales by geography:
              United States              $4,373,376    $6,824,256     $9,568,462   $14,055,604
              Europe                      1,384,334     4,139,638      4,187,929     7,122,775
                                      -------------- ------------- -------------- -------------
                                         $5,757,710   $10,963,894    $13,756,391   $21,178,379
                                      ============== ============= ============== =============

       The following is long-lived asset information by geographic area as of June 30, 2000:

                                                    June 30, 2000
                                                  ------------------
                           Long Lived assets:
                           United States             $1,126,784
                           Europe                       434,207
                                                  --------------
                                                     $1,560,991

7.   Subsequent Event

     In July 2000, the Company completed a $1,550,000 private placement, selling an aggregate of 1,396,396 shares of common stock at $1.11 a share, and warrants to purchase 465,465 shares of common stock. In connection with this transaction, a) the placement agent received a placement fee of $93,000, and b) the placement agent and certain individuals affiliated with the placement agent received warrants to purchase 300,000 shares of common stock of the Company.


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

   In April 2000, the company established Forever White, Inc. as a wholly-owned subsidiary to market our home tooth whitening system, Forever WhiteTM. The product will be marketed through informercials in a national advertising campaign on both national cable and select regional network television stations. Test marketing of the product began June 9, 2000 in select areas with national coverage beginning in August of 2000.

RESULTS OF OPERATIONS

     We derive our revenues primarily from the sale of five product lines:
TeliCam intra-oral camera systems, ApolloTM curing and whitening devices, Apollo Secret(R) tooth whitening chemicals which began shipping in the fourth quarter of 1998, the MPDxTM digital x-ray system which began shipping at the end of the third quarter of 1999, and the Forever WhiteTM home-whitening kits which began shipping at the end of the second quarter of 2000 on a test basis, but which we anticipate will be fully launched in the middle of August. Through June 30, 2000, the sales of Forever WhiteTM and other systems have been less than 15% of total sales. In addition, in the end of August, we anticipate the launch of Apollo e, a wireless, fast curing device that cures dental fillings without heat. Additionally, in our fourth quarter of 2000, we anticipate the launch of Apollo Cam, a wireless, handheld intraoral camera.

   Revenues by product line for the three and six month periods ended June 30, 2000 and 1999, are reflected in the following table:

                  FOR THE THREE-MONTH PERIODS ENDED JUNE 30,    FOR THE SIX-MONTH PERIODS ENDED JUNE 30,
                  ------------------------------------------    ----------------------------------------
                     2000         %         1999          %         2000        %       1999         %
                     ----         -         ----          -         ----        -       ----         -

    ApolloTM      $2,594,142      45%      $8,392,072     77%      $6,905,128    50%  $16,360,939     77%
    TeliCam          836,986      15%       1,341,095     12%       1,969,589    14%    2,721,354     13%
    MPDxTM         1,018,309      18%             -       -         2,461,344    18%          -       -
    Consumables      519,007       9%         856,416      8%       1,134,606     8%    1,446,226      7%
    Forever White     63,674       1%             -                    63,674     1%
    Other            725,592      12%         374,311      3%       1,222,050     9%      649,860      3%
                  ----------     ----     -----------    ----    ------------  ----   -----------    ----
                  $5,757,710     100%     $10,963,894    100%    $13,756,391   100%   $21,178,379    100%
                  ===========    ====     ===========    ====    ============  ====   ===========    ====


   NET SALES. Net sales for the three-month periods ended June 30, 2000 and 1999, were $5,757,710 and $10,963,894, respectively. Net sales for the six-month periods ended June 30, 2000 and 1999, were $13,756,391 and $21,178,379, respectively.

Net sales for the three-month period ended June 30, 2000 decreased approximately 47% from the three-month period ended June 30, 1999. Net sales for the six-month period ended June 30, 2000 decreased approximately 35% from the same period in 1999. For the three-month periods ended June 30, 2000 and 1999, TeliCam System sales represented 15% and 12% of total sales, respectively. Telicam System sales represented 14% and 13% of total sales for the six-month periods ended June 30, 2000 and 1999, respectively. For the three-month periods ended June 30, 2000 and 1999, ApolloTM represented 45% and 77% of total sales, respectively. For the six-month periods ended June 30, 2000 and 1999, Apollo represented 50% and 77% of total sales, respectively. For the three and six-month periods ended June 30, 2000 and 1999, MPDxTM represented 18% and 0% of total sales, respectively. Comparing product line sales in dollars for the three-month period ended June 30, 1999 to the three-month period ended June 30, 2000, ApolloTM sales decreased $5,797,930 and TeliCam sales decreased $504,109. Comparing product line sales in dollars for the six-month period ended June 30, 1999 to the six-month period ended June 30, 2000, Apollo sales decreased $9,455,811 and TeliCam sales decreased $751,765. The decrease in Apollo sales from 1999 to 2000 was caused by the competitor's lamps curing time becoming closer to that of the ApolloTM. In addition, the composite material companies and several lecturing dentists still question the curing properties of high intensity curing lamps. We anticipate, but cannot guarantee that, the sales of both the TeliCam and the ApolloTM to remain level into the future. No assurance can be given that the MPDxTM sales growth will continue in the future.

   COST OF SALES. Cost of sales for the three-month periods ended June 30, 2000 and 1999, were $4,138,146, or 72% of net sales, and $5,227,050, or 48% of net sales, respectively. Cost of sales for the six-month periods ended June 30, 2000 and 1999, were $9,306,339 or 68% of net sales, and $10,139,525, or $48% of net sales, respectively. Cost of sales as a percentage of net sales for the three- and six-month periods ended June 30, 2000 increased from the same periods in 1999 primarily due to a decrease in the margins on the TeliCam and Apollo resulting from increased market saturation. In addition, royalty fees increased from $60,676 during the six-month period ended June 30, 1999 to $640,294 for the same period in 2000 due to royalties incurred on sales of digital x-ray and consumables. We expect that margins on the sale of the TeliCams and Apollos will continue to shrink, and thus the cost of sales of the TeliCams and Apollos as a percentage of net sales is expected to continue to increase in the future.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $4,486,300, or 78% of net sales, and $4,080,719, or 37% of net sales, for the three-month periods ended June 30, 2000 and 1999, respectively. For the six-month periods ended June 30, 2000 and 1999, selling, general and administrative expenses totaled $10,003,766, or 73% of net sales, and $7,470,799, or 35% of net sales, respectively. The absolute dollar increases in this expense category for the three month periods ended June 30, 2000 and 1999 are primarily attributed to a combination of increased salaries and increased travel and entertainment costs. Salaries and employee benefits increased from $900,984 during the second quarter of 1999 to $1,169,726 for the same period in 2000, and travel and entertainment costs increased from $139,074 during the second quarter of 1999 to $329,385 for the same period in 2000. The increase in selling, general and administrative expenses as a percentage of net sales for the three-and six-month periods ended June 30, 2000 versus 1999 is mainly due to the decrease in sales. The absolute dollar increases in this expense category for the six-month periods ended June 30, 2000 versus 1999 is due to the increase in salaries and increased marketing costs resulting from the introduction of the MPDxTM digital x-ray which began selling late in the third quarter 1999, and enhanced marketing efforts on our other products. Salaries and employee benefits increased from $1,736,475 during the first six months of 1999 to $2,348,738 during the same period in 2000, and advertising and marketing costs increased from $1,860,387 during the first six months of 1999 to $2,852,150 during the same period of 2000. The remaining increase in selling, general, and administrative expenses consisted primarily of increased travel and entertainment expenses of $511,140 due to an increased number of trade shows attended. As a result of the increased costs discussed above, we have reassessed our corporate structure and methods of operations in the areas of headcount and marketing. We reorganized our operations to increase efficiency and reduce costs through personnel reductions and have reevaluated our marketing strategy with a corresponding reduction in monthly marketing and advertising budgets. While these initiatives will be fully realized during the third quarter 2000, the quarterly selling, general, and administrative expenses have already decreased approximately $1,000,000 from the first quarter of 2000.

   RESEARCH AND DEVELOPMENT. Research and development expenses totaled
$294,978, or 5% of net sales, and $76,682, or 1% of net sales, for the three-month periods ended June 30, 2000 and 1999, respectively. For the six-month periods ended June 30, 2000 and 1999, research and development costs totaled $572,779, or 4% of net sales, and $219,262, or 1% of net sales, respectively. The increase in research and development from second quarter 1999 is due to continued development of a new cordless camera and a hand-held curing light. We expect research and development expenses to increase in future periods as we continue to pursue the development of new technologies.

   INTEREST AND OTHER INCOME. Interest and other income totaled $190,008, and $131,430 for the six-month periods ended June 30, 2000 and 1999. This income is primarily attributable to the interest earned by investing available cash in a short-term money market account through Imperial Bank.

   INTEREST EXPENSE. Interest expense totaled $89,665, and $125,641 for the three-month periods ended June 30, 2000 and 1999, respectively. For the six-month periods ended June 30, 2000 and 1999, the interest expense totaled $266,405 and $631,173, respectively. This expense category includes interest paid on capital lease obligations, on bridge notes, on our senior subordinated notes and amortization of debt discount. The substantial decrease in the six-month period ended June 30, 2000 is primarily due to the repayment of the $4.5 million of Senior Subordinated Notes, which were repaid in January 1999 with proceeds from the new credit facility with Imperial Bank and the corresponding full amortization of the debt discount associated with the warrants issued with the $4.5 million notes

   Amortization of debt issuance costs were $0 and $64,519 for the six-month periods ended June 30, 2000 and 1999, respectively. This represents the amortization of the issuance costs incurred in connection with the $4.5 million Senior Subordinated Notes issued in March 1998. These costs were amortized over the term of the Notes, with the remaining unamortized costs written-off in January 1999 when we repaid the Senior Subordinated Notes out of the proceeds of our new credit facility with Imperial Bank.

   NET INCOME (LOSS). Net loss for the three month period ended June 30, 2000 totaled $3,145,989 or $0.47 per share on a diluted basis and net income for the three month period ended June 30, 1999 totaled $1,463,674 or $.20 per share on a diluted basis, respectively. Net loss for the six-month period ended June 30, 2000 totaled $6,145,734 or $0.98 per share on a diluted basis and net income for the six-month period ended June 30, 1999 totaled $2,623,451 or $0.36 on a diluted basis, respectively.

LIQUIDITY AND CAPITAL RESOURCES

   For the six-month period ended June 30, 2000, we used net cash of approximately $4.3 million in operations as compared to $3.2 million for the six-month period ended June 30, 1999. Accounts receivable decreased from $5,756,048 at the prior year-end to $3,565,903 at June 30, 2000, primarily as a result of the decrease in sales during the six-month period ended June 30, 2000 and increased collections efforts. Accounts payable and accrued liabilities totaling $5,750,459 at June 30, 2000 decreased from $6,765,718 at the prior year-end primarily due to a decrease in inventory purchases. Inventory levels decreased approximately $706,927.

   Capital expenditures for the six-month period ended June 30, 2000 were approximately $558,000, with approximately $130,000 spent for the purchase of software, approximately $49,000 spent for computer equipment, and approximately $73,000 spent on furniture and fixtures with the remainder consisting of equipment, tooling, and leasehold improvements. Cash and cash equivalents on hand for the six-month period ended June 30, 2000 were $1,252,955 as compared to $2,701,144 for the six-month period ended June 30, 1999.

   For the six-month period ended June 30, 2000, we received net cash of approximately $1,608,000 from financing activities as compared to $2,192,000 for the six-month period ended June 30, 1999. On February 29, 2000 the Company sold an aggregate of 2,250 shares of Series B Exchangeable Preferred Stock, B-1 Warrants to purchase up to 225,000 shares of Common Stock and B-2 Warrants to purchase up to 450,000 shares of common stock. The Company received $2,250,000 in gross proceeds less costs of $207,520.

   On January 4, 1999, the Company replaced its credit agreements with Comerica with a $6,950,000 facility with Imperial Bank ("Imperial"). The Imperial facility was comprised of a $2,500,000 fixed rate non-revolving line of credit due May 31, 2000; a

$4,000,000 variable rate revolving line of credit loan due May 31, 2000 and a $450,000 variable interest rate loan repayable in 16 monthly installments through May 31, 2000. The facilities are collateralized by the assets of the Company. The credit facility also requires the Company to comply with certain financial and non-financial covenants. The Company has used the credit facilities for working capital, capital expenditures and general corporate purposes. On January 21, 1999, the Company borrowed against the Imperial facility to repay the balance owed to Comerica capital credit line of $343,890 plus accrued interest of $1,120. On January 25, 1999, the Company borrowed against the Imperial facility to repay the $4,500,000 12% Senior Subordinated Notes plus accrued interest of $189,000.

   On March 24, 2000, the Company amended its facility with Imperial Bank to modify certain of its financial covenants and extend the repayment terms. Under this amendment, the fixed rate non-revolving line of credit is due in monthly installments of $100,000 commencing March 31, 2000 until April 30, 2001 with the balance due on May 31, 2001. Interest under this line of credit increased to 10.0% per annum. The $4,000,000 variable rate revolving line of credit and the variable rate loan repayment dates were extended to May 31, 2001, with no principal payments required at any earlier dates. The interest rate under the variable rate revolving line of credit was amended to 0.5% plus the bank's index rate. In addition, the Company granted the bank 75,000 warrants at an exercise price of $2.50 per share. At June 30, 2000, $2,000,000, $4,000,000, and $239,553
was outstanding under the fixed rate non-revolving line of credit, the variable revolving line of credit, and the variable rate loan, respectively.

   At June 30, 2000, the Company was not in compliance with certain financial covenants of its credit agreement with Imperial Bank. As of August 21, 2000, the Company has obtained a forbearance agreement providing that so long as we remain current in our payments of principal and interest, and so long as we reduce our overdraft balance to zero by August 29, 2000, Imperial Bank will not exercise any remedies it may have resulting from such lack of compliance until September 21, 2000. If we are not able to meet all of these conditions by such dates, Imperial Bank can declare the loans in default and require us to pay the balance of the loan, which is currently approximately $6.2 million. In such event, we would seek to obtain alternative financing. There can be no assurance, however, that alternative financing, whether from equity or debt financing agreements, will be available, if at all, on favorable terms to us or our stockholders.

   As of June 30, 2000, the minimum purchase obligations under the manufacturing agreement with Suni Microsystems, the minimum purchase obligations under the Exclusive License Agreement with Chrysalis Dental, and the two facility leases are significant future commitments. On January 25, 2000, the Company leased a second facility under an operating lease that expires in 2005. The leases require the Company to pay taxes, maintenance fees, and insurance and provide for periodic fixed rent increases based on a published price index. These commitments will be financed by cash from proceeds of the July 2000 private placement.

   The Company also had purchase obligations with Boston Marketing ("BMC") under the BMC Distribution Agreement. In April 2000, we were served with a lawsuit that makes numerous claims including the allegation that we failed to make the minimum purchases for calendar year 1999 and 2000, and that the BMC Distribution Agreement has been terminated as a result. Boston Marketing has refused to accept subsequently placed orders. We are investigating the claims made by Boston Marketing in their complaint. We intend to defend this matter vigorously and believe we have meritorious defenses to this suit. We have now obtained other CCD chips, CCU processors and frame grabbers from third-party suppliers. Management believes that no disruption in the supply of these products occurred. However, we may not be able to market the units incorporating those CCD chips, CCU processors and frame grabbers under the "TeliCam" trademark which could materially adversely affect our operating results.

        At this time, our expenses significantly exceed our revenues from operations. We anticipate that our new product, the Apollo e, a cordless, heatless, programmable, light instrument used for the curing of composite and whitening materials, will provide additional revenue on a relatively high margin product. We expect to have the Apollo e product available to ship beginning at the end of August. Additionally, we will begin the national advertising campaign for our new home tooth whitening system, Forever WhiteTM, in the middle of August. We expect the revenue and cash flow impact from both Apollo e and Forever WhiteTM to begin in the last month of our third quarter, and to impact our liquidity more positively in the last quarter of the year. Of course, we have not commenced significant sales of Apollo e or Forever WhiteTM and we can give no assurances as to the success of these products. Therefore, although we have cash on hand, we believe that we will need to raise additional capital in order to finance our operations as well as research and development of new products during the next twelve months. Based on our current revenues and expenses and without the impact of sales of Apollo e and Forever WhiteTM, we will need additional capital in the fall of this year. We are working to raise additional capital by means of a private placement. However, we can give no assurance that additional financing will be available when needed or that, if available, that it will be on terms we consider to be favorable. If needed funds are not available, we may be required to limit or forego the development and marketing of new products which could have a material adverse effect on our business, operating results and financial condition.

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

CAUTIONARY STATEMENTS AND RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH TO EVALUATE OUR LIKELIHOOD OF SUCCESS.

We have only manufactured and distributed our digital x-ray systems since September 1999, our TeliCam systems since October 1995 and our ApolloTM since March 1998. Therefore, we have a limited relevant operating history upon which to evaluate the likelihood of our success. In addition, we anticipate additional revenues from our two new products, Apollo e and Forever WhiteTM. We expect Apollo e will be available for shipment at the end of August, and our national advertising campaign for Forever WhiteTM will begin in August. However, we have not yet commenced sales of Apollo e and Forever WhiteTM and we can give no assurances as to the likelihood of success of these products. Factors such as the risks, expenses and difficulties frequently encountered in the operation and expansion of a new business and the development and marketing of new products must be considered in evaluating the likelihood of our success.

WE HAVE A HISTORY OF LOSSES AND ACCUMULATED DEFICIT AND THIS TREND OF LOSSES MAY CONTINUE IN THE FUTURE.

For the period from October 23, 1995 to March 2, 1996, we incurred a net loss of $1,625,213. For the fiscal years ended December 31, 1997, 1998, and 1999 we had net losses of $2,044,729, $1,816,702, and $6,727,638, respectively, and for the six months ended June 30, 2000, we had a net loss of $6,145,734. At June 30, 2000, our accumulated deficit was $18,222,865. Our ability to obtain and sustain profitability will depend, in part, upon the successful marketing of our existing products and the successful and timely introduction of new products. We can give no assurances that we will achieve profitability or, if achieved, that we will sustain profitability.

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

TWO OF OUR PRIMARY PRODUCTS HAD A SIGNIFICANT DECLINE IN SALES AND IF THIS DECLINE CONTINUES WE MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY.

The TeliCam systems, together with related products such as the InTELInet system, and the ApolloTM have been our primary products since inception. We believe that our market for the Telicam intraoral cameras, is a market that has declined. TeliCam systems sales have recently been at or below levels of prior comparable periods, a trend which we expect to continue. In addition there has been a decrease in ApolloTM sales as competitor's lamps curing times become closer to that of the ApolloTM, a trend which we also expect to continue.

AS A RESULT OF THE DECLINE IN SALES OF THE TELICAM SYSTEMS AND APOLLOTM PRODUCTS, OUR FUTURE DEPENDS ON OUR ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS.

As a result of the decline in our Telicam intraoral camera market, our future depends upon our ability to develop and successfully introduce new products to make up for the diminished sales of the Telicam systems and ApolloTM products. Development of new product lines is risk intensive and often requires:

     o    long-term forecasting of market trends;

     o    the development and implementation of new designs;

     o    compliance with extensive governmental regulatory requirements; and

     o    a substantial capital commitment.

Also, the medical and dental device industry is characterized by rapid technological change. As technological changes occur in the marketplace, we may have to modify our products in order to become or remain competitive or to ensure that our products do not become obsolete. If we fail to anticipate or respond in a cost effective and timely manner to government requirements, market trends or customer demands, or if there are any significant delays in product development or introduction, our revenues and profit margins may decline which could adversely affect our cash flows, liquidity and operating results.

WE MAY HAVE A NEED FOR ADDITIONAL CAPITAL.

At June 30, 2000, we had cash and cash equivalents of $1,252,955. After taking into account our cash and cash equivalents, projected revenues and receipt of funds from other sources, we may need to raise additional funding through debt or equity financing during the next twelve months to satisfy our requirements for research and product development, marketing, and general and administrative expenses. Our cash requirements, however, may vary materially from those now planned because of changes in our operations or market conditions. In addition, at June 30, 2000, we were not in compliance with financial covenants of our Imperial Bank credit agreement. As of August 21, 2000, we obtained a forbearance agreement stating that so long as we remain current in our payments of principal and interest, and so long as we reduce our overdraft balance to zero by August 29, 2000, Imperial Bank will not exercise any remedies it may have resulting from such lack of compliance until September 21, 2000. If we are not able to meet all of these conditions by such dates, Imperial Bank can declare the loans in default and require us to pay the balance of the loan, which is currently approximately $6.1 million. In such event, we would seek to obtain alternative financing. There can be no assurance that alternative financing, whether from equity or debt financing agreements, will be available, if at all, on favorable terms to us or our stockholders. If we need capital and cannot raise additional funds, we may be required to limit or forego the development of new products or limit the scope of our current operations, which could have a material adverse effect on our business, operating results and financial condition. If we raise needed funds through the sale of additional shares of our common stock or securities convertible into shares of our common stock it may result in dilution to current stockholders.

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

NONE OF OUR PRODUCTS ARE PROTECTED BY PATENTS, AND THEREFORE, THEY MAY NOT BE ADEQUATELY PROTECTED FROM COPYING BY COMPETITORS.

Our future success and ability to compete is dependent in part upon our proprietary technology used in the ApolloTM. The ApolloTM is currently only protected by a patent in France. We are currently seeking patent protection in all of the countries of the world in which this technology can be marketed. There can be no assurance that patents outside of France will be granted for the ApolloTM system, and, if granted, the patents will provide adequate protection for the Company's technologies. Consequently, we rely primarily on trademark, trade secret and copyright laws to protect our technology. However, there can be no assurance that third parties will not try to copy our products. In addition, many foreign countries' laws may not protect us from improper use of our proprietary technology overseas. We may not have adequate remedies if our proprietary rights are breached and therefore a breach of our proprietary rights could have a material adverse effect on our financial condition.

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

The conversion price of our Series A Preferred Stock and Series B Preferred Stock is variable and may dilute the price of our common stock. On August 1, 2000, the high and low prices of our common stock were $0.94 and $0.94, respectively. If the trading price of our common stock declines, the number of shares of common stock into which the Series A Preferred Stock and Series B Preferred Stock may exchange will increase. The following table illustrates this effect:

----------------- ---------------------- --------------------- -----------------
                   Number of Shares of   Number of Shares of
                    Common Stock into     Common Stock into      Percentage of
                    which 2,000 shares     which 2,250 shares      Outstanding
 Average Trading       of Series A           of Series B       Shares of Common
 Price of Common  Preferred Stock May      Preferred Stock       Stock After
      Stock           be Exchanged         May be Exchanged        Exchange
                      ------------         ----------------        --------
      1.75              1,142,857             1,285,714              27.2%
----------------- ---------------------- --------------------- -----------------
      1.50              1,333,333             1,500,000              30.4%
----------------- ---------------------- --------------------- -----------------
      1.25              1,600,000             1,800,000              34.4%
----------------- ---------------------- --------------------- -----------------
      1.00              2,000,000             2,250,000              39.5%
----------------- ---------------------- --------------------- -----------------
      .75               2,666,667             3,000,000              46.6%
----------------- ---------------------- --------------------- -----------------


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

IF THE TRADING PRICE OF OUR COMMON STOCK REMAINS BELOW $1.00, WE MAY BE DELISTED FROM THE NASDAQ STOCK MARKET AND THE BOSTON STOCK EXCHANGE.

The closing sale price of our Common Stock on August 9, 2000 was $0.94 per share. Under the rules and regulations of the Nasdaq Stock Market and the Boston Stock Exchange, to maintain listing on the Nasdaq Small Cap Market and the Boston Stock Exchange we must maintain a trading price per share of more than $1.00. If the trading price per share of our common stock remains below $1.00, we may be delisted from the Nasdaq Small Cap Market and the Boston Stock Exchange. If we were delisted from the Nasdaq Small Cap Market and the Boston Stock Exchange, trading in our common stock, if any, would have to be conducted in the over-the-counter market in so-called "pink sheets" or, if then available, the OTC Bulletin Board. As a result, the holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

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

Effective October 1, 1996, we amended our distribution agreement ("BMC Distribution Agreement") with Boston Marketing, a licensed distributor of the Teli manufactured CCD chip which includes the Teli CCU processor. Pursuant to the BMC Distribution Agreement, we have the exclusive right (i) to market certain Teli manufactured CCD chip assemblies with CCU processors (each a "Teli unit," and collectively the "Teli Units") to the dental market, and (ii) to use the "TeliCam" trademark. The Units are key components of our intraoral digital cameras. The initial term of the BMC Distribution Agreement, as amended, was due to expire December 31, 2000, and was terminable by Boston Marketing if we fail to meet our annual minimum purchase obligation. In April 2000, we were served with a lawsuit that makes numerous claims including the allegation that we failed to make the minimum purchases for calendar year 1999 and 2000, and that the BMC Distribution Agreement has been terminated as a result. Boston Marketing has refused to accept subsequently placed orders. The lawsuit also claims that we failed to pay certain commissions to Boston Marketing.

We are investigating the claims made by Boston Marketing in their complaint. We intend to defend this matter vigorously and believe we have meritorious defenses to this suit. However, if the BMC Distribution Agreement is cancelled because of failure to meet minimum purchase requirements, we would need to obtain an alternative source of supply. We have now obtained other CCD chips, CCU processors and frame grabbers from third-party suppliers. Management believes that no disruption in the supply of these products occurred. However, we may not be able to market the units incorporating those CCD chips, CCU processors and frame grabbers under the "TeliCam" trademark which could materially adversely affect our operating results.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On April 7, 2000, Boston Marketing filed suit in Los Angeles Superior Court alleging breach of contract and seeking unspecified damages. The lawsuit makes numerous claims including the allegation that we failed to make the minimum purchases for calendar year 1999 and 2000, and that the BMC Distribution Agreement has been terminated as a result. Boston Marketing has refused to accept subsequently placed orders. The lawsuit also claims that we failed to pay certain commissions to Boston Marketing. The Company is still investigating the allegations and intends to defend the action vigorously and believes that it has meritorious defenses to the suit. However, the Company is not able to estimate the extent of liability, if any, that it faces as a result of this suit.

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

In July 2000, the Company completed a $1,550,000 private placement, selling an aggregate of 1,396,396 shares of common stock at $1.11 a share, and warrants to purchase 465,465 shares of common stock.

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

                                 Dental/Medical Diagnostic Systems, Inc.


Date   AUGUST 21, 2000           By: /S/ ROBERT H. GUREVITCH
       -----------------------      --------------------------
                                     Robert H. Gurevitch
                                     Chairman and Chief Executive Officer