Form 10QSB
period 2000-09-30
DENTAL MEDICAL DIAGNOSTIC SYSTEMS INC
filed 2000-11-17
CIK 738194

The SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

     FORM 10-QSB MARK ONE:

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]



                         Commission file number 0-12850

                     DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                    13-3185553
--------------------------------                   ---------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                      Identification No.)

                   6416 VARIEL AVE., WOODLAND HILLS, CA 91367
                    (Address of principal executive offices)

         Issuer's telephone number, including area code (818) 932-2300.


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of registrant's common stock outstanding as of November 10, 2000: 12,614,900 Transitional Small Business Disclosure Format
                                 Yes [ ] No [X]

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                               September 30, 2000

 PART I - FINANCIAL INFORMATION                                                          PAGE
       Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheet as of September 30, 2000                3

            Condensed Consolidated Statements of Operations                              4
                For the Three and Nine Month Periods Ended September 30, 2000 and 1999

            Condensed Consolidated Statements of Cash Flows                              5
                 For the Nine Month Periods Ended September 30, 2000 and 1999

            Consolidated Statements of Comprehensive Loss                                6
                 For the Three and Nine Month Periods Ended September 30, 2000 .and
            1999

          Notes to Interim Condensed Consolidated Financial Statements                   7


       Item 2.  Management's Discussion and Analysis or Plan of Operation               11


 PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings                                                    21
          Item 2.  Changes in Securities and Use of Proceeds                            21
          Item 3.  Defaults in Senior Securities                                        22
          Item 4.  Submission of Matters to Vote of Security Holders                    22
          Item 5.  Other Information                                                    22
          Item 6.  Exhibits and Reports on Form 8-K                                     22

                      (a)  Exhibits                                                     22
                      (b)  Reports on Form 8-K                                          22

          Signatures                                                                    22

PART I - FINANCIAL INFORMATION

    ITEM 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2000
                                   (Unaudited)


                                                   ASSETS
 Current assets:
   Cash and cash equivalents                                                           $   561,267
   Restricted cash                                                                          71,031
   Accounts receivable, net                                                              1,292,234
   Inventories                                                                           5,933,019
   Prepaid expenses and other current assets                                             2,471,840
                                                                                       -----------
        Total current assets                                                            10,329,391

 Property and equipment, net of accumulated depreciation                                 1,519,127
 Intangible assets, net of accumulated amortization                                        951,147
 Other assets                                                                            1,209,551
                                                                                       -----------
 Total assets                                                                          $14,009,216
                                                                                       ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities:
   Current portion of capital lease obligations                                        $     3,801
   Borrowings under line of credit                                                       4,323,121
   Accounts payable                                                                      4,197,171
   Accrued liabilities                                                                   1,080,965
   Customer deposits                                                                       445,498
                                                                                       -----------
        Total current liabilities                                                       10,050,556
   Capital lease obligations                                                                99,254
                                                                                       -----------
 Total liabilities                                                                      10,149,810
                                                                                       -----------

 Commitments and contingencies

 Conversion obligation to preferred stockholders                                        4,216,330

 Stockholders' deficit:
 Preferred stock, par value $.01 per share;
     1,000,000 shares authorized, none issued and
     outstanding                                                                                 -
 Common stock, par value $.01
      per share; 20,000,000 shares authorized:
      12,614,900 shares issued and outstanding                                             126,149

Subscription receivable                                                                   (100,000)

Additional paid in capital                                                              23,590,968

 Accumulated deficit                                                                   (23,272,012)

 Cumulative translation adjustment                                                        (702,029)
                                                                                       -----------
 Total stockholders' deficit                                                              (356,924)

 Total liabilities and stockholders' deficit                                          $ 14,009,216
                                                                                      ============

     The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                                                         THREE MONTHS ENDED SEPT. 30,                NINE MONTHS ENDED SEPT. 30,
                                                        -----------------------------                ---------------------------
                                                              2000                 1999                 2000              1999
                                                              ----                 ----                 ----              ----


Net sales                                             $    3,356,537       $    6,447,961      $    16,996,800     $   27,626,340
Cost of sales                                              3,372,826            4,331,978           12,679,225         14,471,503
                                                    --------------------------------------------------------------------------------

Gross profit (loss)                                          (16,289)           2,115,983            4,317,575         13,154,837

Selling, general and administrative expenses               4,346,694            4,785,244           14,350,460         12,256,043
Abandoned offering costs                                           -              566,893                    -            566,893
Research and development expenses                            311,308              228,712              884,087            447,974
                                                    --------------------------------------------------------------------------------
Total operating expenses                                   4,658,002            5,580,849           15,234,547         13,270,910

Operating loss                                            (4,674,291)          (3,464,866)         (10,916,972)          (116,073)

Interest and other income                                     11,683               85,284               69,911            216,714
Interest and other expense                                  (237,258)            (141,880)            (255,755)          (773,053)
Amortization of debt issuance costs                          (44,523)                   -              (44,523)           (64,519)
                                                    --------------------------------------------------------------------------------

Loss before income taxes                                  (4,944,389)          (3,521,462)         (11,147,339)          (736,931)

Provision (benefit) for income taxes                          10,373             (141,080)             (46,843)            20,000
                                                    --------------------------------------------------------------------------------
Net loss                                                  (4,954,762)          (3,380,382)         (11,100,496)          (756,931)

Charges relating to manditorily redeemable
preferred stock:
   Accretion of conversion obligation                      2,799,645                                 2,799,645
   Preferred dividends                                        21,551                    -               91,491                  -
   Beneficial conversion feature relating to
       Series B preferred stock                                    -                    -               97,478                  -
                                                    --------------------------------------------------------------------------------
Net loss attributable to common
   Stockholders                                       $   (7,775,958)      $   (3,380,382)     $   (14,089,110)     $    (756,931)
                                                    =================      ==============      ===============    ===============
Loss per share
   Basic and diluted                                  $        (0.84)      $        (0.54)     $         (1.88)     $       (0.13)

Weighted average number of shares:
   Basic and diluted                                       9,301,393            6,205,709            7,501,502          5,656,592


          The accompanying notes are an integral part of these interim condensed consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                                        2000              1999
                                                                                        ----              ----
        Cash flows from operating activities:
        Net loss                                                                    $(11,100,496)    $  (756,931)

        Adjustments to reconcile net loss to net cash used by operating activities:
          Depreciation and amortization                                                  630,356         613,262
          Inventory write-down                                                                 -         310,000
          Amortization of debt discount                                                   44,523         348,435
          Allowance for doubtful accounts                                                 27,210               -
        Changes in operating assets and liabilities:
          Restricted cash                                                                (71,031)              -
          Accounts receivable                                                          4,467,258      (2,303,260)
          Inventories                                                                  1,769,651      (3,942,943)
          Prepaid expenses and other                                                  (1,097,448)     (2,354,109)
          Other assets                                                                  (221,092)       (183,403)
          Accounts payable                                                              (283,107)      1,311,605
          Accrued liabilities and income taxes                                        (1,482,888)        292,683
          Customer deposits                                                              240,396         720,000
                                                                                       ---------       ---------
        Net cash used by operating activities                                         (7,076,668)     (5,944,661)
                                                                                       ---------      ----------
        Cash flows from investing activities:
          Payment of patent registration costs                                           (26,349)              -
          Purchase of property and equipment                                            (527,481)       (512,883)
                                                                                       ---------      ----------
        Net cash used in investing activities                                           (553,830)       (512,883)
                                                                                       ---------      ----------
        Cash flows from financing activities:
          Borrowings from revolving line of credit                                             -       4,000,000
          Net proceeds from issuance of notes payable                                          -       2,953,890
          Repayment of notes payable                                                           -      (4,957,362)
          Repayment of lines of credit                                                (2,490,440)              -
          Principal payments on capital lease obligations                                (14,753)        (22,232)
          Issuance of preferred stock                                                  2,042,480               -
          Issuance of common stock through exercise of options                                 -         174,192
          Net proceeds from issuance of common stock                                   3,227,500       4,991,540
                                                                                       ---------       ---------
        Net cash provided by financing activities                                      2,764,787       7,140,028
                                                                                       ---------       ---------

        Net increase (decrease) in cash and  cash equivalents                         (4,685,711)        682,484
        Effect of exchange rate changes on cash and cash equivalents                     811,477         156,535
        Cash and cash equivalents, beginning of period                                 4,615,501       3,941,305
                                                                                       ---------       ---------
        Cash and cash equivalents, end of period                                       $ 561,267     $ 4,780,324
                                                                                       =========     ===========
        Non-cash investing and financing activities:
        Acquisitions of businesses
          Issuance of common stock                                                            -      $ 1,143,750
          Forgiveness of receivables                                                                     592,497
        Acquisitions of intangibles through issuance of common stock                                     200,000
        Acquisitions of furniture & equipment through capital lease
        financing                                                                      $ 99,138                -

        Supplemental cash flow information:
          Interest paid                                                                $ 58,501        $ 316,698
          Income taxes paid                                                              14,691           48,840

          The accompanying notes are an integral part of these interim condensed consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                   THREE MONTHS ENDED SEPT. 30,         NINE MONTHS ENDED SEPT. 30,
                                                   ----------------------------         ---------------------------
                                                      2000              1999              2000             1999
                                                      ----              ----              ----             ----
     Net loss                                     $(4,954,762)     $(3,380,382)        $(11,100,496)  $   (756,931)
     Other comprehensive income (loss):
        Foreign currency  translation adjustment      (34,741)         312,391             (373,956)       162,725
                                                  ------------    -------------        -------------  ------------
     Comprehensive loss                           $(4,989,503)     $(3,067,991)        $(11,474,452)  $   (594,206)
                                                  ============     ===========         ============   ============


          The accompanying notes are an integral part of these interim consolidated financial statements.

            DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. General

     The accompanying unaudited interim condensed consolidated financial statements include the accounts of Dental/Medical Diagnostic Systems, Inc. and subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the period ended December 31, 1999.

2. Summary of Significant Accounting Policies

    Basis for Presentation

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the third quarter, the Company received notice from Series A and Series B preferred stockholders to convert their preferred stock to shares of common stock. As the Company had not obtained stockholder approval to issue 20% or more of common stock in a single transaction and because the preferred stockholders had already converted preferred stock to common stock of the maximum of 19.9%, the Company is obligated to pay the conversion requests in cash of approximately $4.2 million. In addition, the Company's forbearance agreement from Imperial Bank expires on December 29, 2000. These items raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows from its new and existing products to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required until the Company ultimately attains profitability and positive cash flows. The financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

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

     For the three-month periods ended September 30, 2000 and 1999, international customers accounted for 44% and 38% of sales, respectively. For the nine-month periods ended September 30, 2000 and 1999, international customers accounted for 50% and 46% of sales, respectively. International customers accounted for approximately 56% and 72% of trade accounts receivable at September 30, 2000 and 1999, respectively. There was one customer that accounted for more than 10% of revenues for the nine-month period ended September 30, 2000. There were no customers that accounted for more than 10% of revenues for the three-month periods ended September 30, 2000 and 1999 and for the nine-month period ended September 30, 1999. Five customers accounted for 31% of the Company's accounts receivable at September 30, 2000.

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

     On April 7, 2000, Boston Marketing filed suit in Los Angeles Superior Court making numerous claims including the allegation that we failed to make minimum purchases for fiscal year 1999 and 2000, and further claiming that the Company failed to pay certain commissions to Boston Marketing. The complaint seeks unspecified damages. The Company intends to defend the action vigorously and believes that it has meritorious defenses to the suit. However, because the discovery process is still ongoing, the Company is unable to estimate the extent of liability, if any, that could result.

    Revenue Recognition

     The Company recognizes revenue from the sales of systems and supplies at the time of shipment, net of an allowance for estimated sales returns. The Company generally provides warranties on its systems for one year. A provision for estimated future costs relating to warranty is recorded when systems are shipped.

    Intangible Assets

     In accordance with SFAS No. 121, the Company reviews for impairment of long-lived assets when events or changes in circumstances indicate that an asset's carrying value may not be recoverable. In connection with the purchase of the Company's wholly owned subsidiaries, Midas (UK) Limited and DMDS GmbH, the Company recorded goodwill of approximately $1,115,338, which was being amortized over the estimated useful live of 3 years. During the quarter ended September 30, 2000, management decided to sell the direct sale businesses of Midas (UK) Limited and DMDS GmbH and accordingly determined that the goodwill carrying value was not recoverable. The Company wrote of unamortized goodwill of $559,024 in the third quarter ended September 30, 2000.

    Computation of Earnings Per Share

     Basic net income (loss) per common share is computed by dividing net income
     (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income (loss) per common share attributable to common stockholders assuming dilution is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares related to stock options and stock warrants are excluded from the computation when their effect is antidilutive.

     Common shares related to stock options and stock warrants that are antidilutive amounted to approximately 8,200,472 and 5,515,363 for the three and nine month periods ended September 30, 2000 and 1999, respectively.

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

     No tax effect has been allocated to the foreign currency translation adjustment for the periods presented.

     The following is a reconciliation of accumulated other comprehensive income balance for the nine-month period ended September 30, 2000:

                Beginning balance                              $ (328,073)
                Current period change                            (373,956)
                Ending balance                                 $ (702,029)
                                                               ===========

3. Inventories

     Inventories consisted of the following at September 30, 2000:

                                 Raw materials               $2,621,302
                                 Work in process                172,975
                                 Finished goods               3,138,742
                                                             ----------
                                                             $5,933,019
                                                             ==========

4. Capital Transactions and Conversion Obligations

     On November 23, 1999 the Company sold an aggregate of 2,000 shares of Series A Exchangeable Preferred Stock, 2,500 shares of Common Stock and Warrants to purchase up to 40,000 shares of common stock. The Company received $2,000,000 in gross proceeds less costs of approximately $100,000. The net proceeds of $1,900,000 were allocated based on the relative fair value to the mandatorily redeemable preferred stock ($1,816,343) and to the common stock and warrants ($83,657).

     On February 29, 2000 the Company sold an aggregate of 2,250 shares of Series B Exchangeable Preferred Stock and Warrants to purchase up to 675,000 shares of common stock. The Company received $2,250,000 in gross proceeds less costs of $207,520. The net proceeds of $2,042,480 were allocated based on the relative fair value to the mandatorily redeemable preferred stock ($1,253,757) and to the warrants ($788,723).

     In connection with the issuance of the Series B Preferred Stock, the Company recorded additional paid in capital of $97,478 offset by a non-cash charge to equity relating to the beneficial conversion feature of the Series B Preferred Stock. This charge is calculated using the fair value of the common stock on the commitment date for the issuance of the Series B Preferred Stock, subtracting the conversion price and then multiplying the resulting amount by the number of shares of common stock into which the Series B Preferred Stock are convertible. This non-cash charge resulted in an increase in the Company's net loss per share attributable to common stockholders for the nine-month period ended September 30, 2000.

     During the nine month period ended September 30, 2000, $1,245,684 stated value of Series A Exchangeable Preferred stock has been converted into 1,270,216 shares of common stock, while $937,000 stated value of Series B Exchangeable Preferred stock has been converted into 1,288,467 shares of common stock.

     Under the rules and regulations of the Nasdaq Stock Market, stockholder approval is required to issue 20% or more of our outstanding common stock in a single transaction. Therefore, pursuant to the Exchangeable Preferred Stock Purchase Agreement for the Series A Preferred Stock and the Series B Preferred Stock, the Company agreed that it would seek stockholder approval of these potential issuances at its 2000 Annual Meeting of Stockholders. Prior to receiving stockholder approval, or if stockholder approval was not obtained, any attempted exchange of shares of Series A Preferred Stock or Series B Preferred Stock in excess of 19.9% of the outstanding common stock of the Company must be paid in cash within three (3) business days to the holder of the Series A Preferred Stock or Series B Preferred Stock. Both the Series A Preferred Stock and the Series B Preferred Stock contain provisions that call for a conversion price to common stock, which varies, based upon the preceding 30 days closing prices of the common stock.

     On September 15, 2000, all of the remaining Series A Preferred Stockholders and Series B Preferred Stockholders submitted conversion notices to exchange their remaining balance of preferred stock for common stock. However, because the Company had already issued common stock in exchange for Series A Preferred Stock in an amount equal to 19.9% of the outstanding common stock, and had issued common stock in exchange for Series B Preferred Stock in an amount equal to 19.9% of the outstanding common stock, no further conversions can be made and the Company is obligated to honor such conversion requests with cash. This cash obligation amounts to approximately $4,200,000 and is now currently due and payable. The preferred stock has been accreted to the cash obligation amount resulting in a non-cash charge to net loss attributable to common stockholders of $2,799,645 in the third quarter. Currently, the Company does not have sufficient liquid funds to honor such a request, and as a result, the Series A Preferred Stockholders, together with the Series B Preferred Stockholders, will be treated as creditors of the Company.

     The Company is now negotiating with the former Series A Preferred Stockholders and Series B Preferred Stockholders for settlement of their claims. Management believes that a settlement will be reached and that such settlement may encompass an issuance of common stock. No assurances can be given that a favorable settlement will be reached.

     On September 7, 2000, the Company completed a $1,920,000 private placement, selling an aggregate of 2,157,308 shares of common stock at $0.89 a share, and warrants to purchase 719,103 shares of common stock. In connection with this transaction, a) the placement agent received a placement fee of $49,500, and b) the placement received warrants to purchase 92,697 shares of common stock of the Company.

     On July 21, 2000, the Company completed a $1,550,000 private placement, selling an aggregate of 1,396,396 shares of common stock at $1.11 a share, and warrants to purchase 465,465 shares of common stock. In connection with this transaction, a) the placement agent received a placement fee of $93,000, and b) the placement agent and certain individuals affiliated with the placement agent received warrants to purchase 339,640 shares of common stock of the Company.

5. Bank Borrowings

     As of September 30, 2000, the Company has outstanding borrowing of approximately $4.3 million under its bank credit facilities. At September 30, 2000 and June 30, 2000, the Company was not in compliance with certain financial covenants of its credit agreement with Imperial Bank. On November 14, 2000, the Company obtained a forbearance agreement providing that so long as the Company remains current in its payments of principal and interest, Imperial Bank will not exercise any remedies it may have resulting from such lack of compliance until December 29, 2000. If the Company is not able to remain current in our payments, Imperial Bank can declare the loans in default and require the Company to pay the balance of the loan, which is currently approximately $4.3 million. In such event, the Company would seek to obtain alternative financing. There can be no assurance, however, that alternative financing, whether from equity or debt financing agreements, will be available, if at all, on favorable terms to the Company or its stockholders.

6. Segment Information

     The Company operates in one segment - dental medical equipment which, at September 30, 2000, comprised five main products: TeliCam Systems - an intraoral camera and dental networking system; ApolloTM tooth whitening and curing system; other accessories including the Apollo Secret(R) whitening product and ASAP composite materials; MPDxTM digital x-ray systems; and Forever WhiteTM home-whitening product. Accordingly no separate segment information is provided other than enterprise wide disclosures as required by SFAS No. 131.

     The following are sales by product lines for the three- and nine-month periods ended September 30, 2000 and 1999:

                                 Three months    Three months      Nine months      Nine months
                                    ended           ended             ended            ended
                                Sept. 30, 2000  Sept. 30, 1999   Sept. 30, 2000    Sept. 30, 1999
                                --------------  --------------   --------------    --------------
  TeliCam                        $  296,846      $ 1,310,786     $ 2,266,435       $   4,032,140
  ApolloTM                        1,457,554        4,245,330       8,362,682          20,606,269
  MPDxTM                            645,651           72,100       3,106,995              72,100
  Consumables                       285,575          488,464       1,420,181           1,934,690
  Forever WhiteTM                   196,387                -         260,061                   -
  Other                             474,524          331,281       1,580,446             981,141
                                -----------      -----------     -----------       -------------
                                $ 3,356,537      $ 6,447,961     $16,996,800       $  27,626,340
                                ===========      ===========     ===========       =============

     The Company ships products from its operations in the US and Europe. The following are sales by its US and European locations for the three- and nine-month periods ended September 30, 2000 and 1999:

                               Three months     Three months       Nine months      Nine months
                                  ended            ended              ended            ended
                              Sept. 30, 2000   Sept. 30, 1999    Sept. 30, 2000    Sept. 30, 1999
                             ---------------- -----------------  ---------------- ----------------
Sales by geography:
United States                  $2,801,126       $4,047,578         $12,253,460       $18,103,182
Europe                            555,411        2,400,383           4,743,340         9,523,158
                             --------------    -------------      -------------     --------------
                               $3,356,537       $6,447,961         $16,996,800       $27,626,340
                             ==============    =============      =============     ==============


        The following is long-lived asset information by geographic area as of September 30, 2000:

                                              September 30, 2000
                                             ----------------------
                 Long Lived assets:
                 United States                    $1,108,427
                 Europe                              410,700
                                                ------------
                                                  $1,519,127

7.       Sale of direct sale business

     In September 2000, the Company sold certain assets (accounts receivable, inventory and accounts payable) associated with the direct sale business of Midas (UK) Limited, the Company's wholly owned subsidiary. The sales price was satisfied through the issuance of a note receivable of approximately $622,000, equal to the net tangible assets of the business. As a result the goodwill was written off. The note receivable is repayable at $73,935 per quarter and is recorded in prepaid and other current assets and other assets.

8.       Subsequent Event

     In October 2000, the Company finalized a five-year licensing agreement with GC Corporation of Japan for its new patented light emitting diode (LED) high speed curing technology. In connection with the agreement, the Company received prepaid license fees of $750,000 covering the first 5,000 licenses to be ordered. The agreement establishes a minimum of 25,000 licenses to be purchased over the five-year period, at $150 a license, with 15,000 guaranteed and non-revocable.

     In November 2000, the Company finalized the acquisition of Chrysalis Dental, Inc., the developer and manufacturer of its whitening products (Apollo Secret and Forever White), for 550,000 shares of common stock.


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

INTRODUCTION

We design, develop, manufacture and sell high technology dental equipment and related consumables. Our product with the highest gross sales is the tooth curing and whitening device known as the "ApolloTM." We also market and sell a line of whitening products known as "Apollo Secret(R)" for use in conjunction with the ApolloTM. In September 1999, we began marketing and selling the MPDxTM digital x-ray system. In addition, we continue to manufacture and sell intraoral camera systems, known as the "TeliCam II System," and "TeliCam Elite," and a multi-operatory intraoral camera system, known as the "InTELInet," for use in connection with the TeliCam II System and TeliCam Elite.

From early 1996 to mid-1998, we were primarily involved in designing, developing, manufacturing, and marketing intra-oral camera systems referred to as the "TeliCam Systems." The first shipments to customers of the TeliCam System commenced in early February 1996.

On October 2, 1997, we purchased the assets of S.E.D., a company organized under the laws of France. Among the acquired assets was a patent for S.E.D.'s "Biotron" soft tissue surgical device. From this technology, we developed the "ApolloTM," a unique, visible-light curing instrument, the plasma-arc lamp, which is designed for two different applications: the hardening of tooth-colored dental composite materials in three seconds or less and for single appointment, in-office tooth whitening in less than forty minutes. This plasma-arc lamp uses a high-frequency electrical field to generate plasma energy, which is ideal for the fast-curing (hardening) of photosensitive composites. The ApolloTM also produces light and heat which, when used in conjunction with the Apollo Secret(R) whitening materials, activates the whitening chemicals in the Apollo Secret(R). The result of this activation is dramatic whitening of stained teeth. We believe the rapid performance of the ApolloTM in both hardening composite materials and whitening teeth should enable an average dental practice to save about 5 to 8 hours per month of a dentist's time.

On October 10, 1997, we entered into an agreement with Suni Imaging Microsystems, Inc. ("Suni") to develop digital x-ray technology for incorporation into a digital x-ray system for the dental market. We have obtained exclusive rights to market products to the dental market incorporating the digital x-ray technology developed by Suni. Suni will retain the rights to the developed microchip technology underlying the x-ray system. Digital x-ray systems, including those currently on the market, reduce radiation exposure compared to conventional x-ray systems and allow dentists to view x-ray images in real-time without the time-consuming process of film development while eliminating the need to use and dispose of chemicals required to develop conventional x-ray film. The resulting MPDxTM digital x-ray system was introduced in September 1999.

In April 2000, we established Forever White, Inc. as a wholly-owned subsidiary to market our home tooth whitening system, Forever WhiteTM. The product is being marketed through short infomercials in a national advertising campaign on both national cable and select regional network television stations. Test marketing of the product began June 9, 2000 in select areas and national coverage began in August 2000.

     We are in the process of introducing a new product known as "Apollo e" (patent applied for), a wireless, fast curing device that cures (hardens) dental fillings without heat, and will be phasing out our current model, the Apollo 95E, which originally sold for $4,500. The Apollo e will be priced at $2,495, will be fully portable and will be programmable by bar code or by the Internet for any particular composite material. We expect to launch the Apollo e during the fourth quarter of fiscal year 2000 which will replace the Apollo 95E product, and have scheduled our launch of another new product, the wireless "Apollo Cam" handheld intraoral camera, which will replace the Telicam for the first quarter of fiscal year 2001.

RESULTS OF OPERATIONS

     We derive our revenues primarily from the sale of five product lines:
TeliCam intraoral camera systems, ApolloTM curing and whitening devices, Apollo Secret(R) tooth whitening chemicals, which began shipping in the fourth quarter of 1998, the MPDxTM digital x-ray system, which began shipping at the end of the third quarter of 1999, and the Forever WhiteTM home-whitening kits, which began shipping at the end of the second quarter of 2000 on a test basis, but which was fully launched in the beginning of the 3rd quarter of 2000. Through September 30, 2000, the sales of Forever WhiteTM have been less than 2% of total sales. In addition, by the end of November, we anticipate the launch of Apollo E, a wireless, fast curing device that cures dental fillings without heat, while in the first quarter of 2001, we anticipate the launch of Apollo Cam, a wireless, handheld intraoral camera.

    Revenues by product line for the three- and nine-month periods ended September 30, 2000 and 1999, are reflected in the following table:

                          FOR THE THREE-MONTH PERIODS ENDED SEPT. 30,            FOR THE NINE-MONTH PERIODS ENDED SEPT. 30,
                          -------------------------------------------            ------------------------------------------
                          2000            %           1999          %            2000          %          1999           %
                          ----            -           ----          -            ----          -          ----           -
     ApolloTM            $1,457,554       43%         $4,245,330   66%          $8,362,682     49%    $20,606,269      75%
     TeliCam                296,846        9%          1,310,786   20%           2,266,435     13%      4,032,140      15%
     MPDxTM                 645,651       19%             72,100    1%           3,106,995     18%         72,100        -
     Consumables            285,575        9%            488,464    8%           1,420,181      9%      1,934,690        7%
     Forever White          196,387        6%               -        -             260,061      2%          -            -
     Other                  474,524       14%            331,281    5%           1,580,446      9%       981,141         3%
                         ----------     -----     --------------   ---        ------------   -----    ----------       ----
                         $3,356,537      100%         $6,447,961  100%         $16,996,800    100%   $27,626,340        100%
                         ===========     ====         ==========  ====        ============    ====   ===========       ====

    NET SALES. Net sales for the three-month periods ended September 30, 2000 and 1999, were $3,356,537 and $6,447,961, respectively. Net sales for the nine-month periods ended September 30, 2000 and 1999, were $16,996,800 and $27,626,340, respectively.

     Net sales for the three-month period ended September 30, 2000 decreased approximately 48% from the three-month period ended September 30, 1999. Net sales for the nine-month period ended September 30, 2000 decreased approximately 38% from the same period in 1999. For the three-month periods ended September 30, 2000 and 1999, TeliCam System sales represented 9% and 20% of total sales, respectively. Telicam System sales represented 13% and 15% of total sales for the nine-month periods ended September 30, 2000 and 1999, respectively. For the three-month periods ended September 30, 2000 and 1999, ApolloTM represented 43% and 66% of total sales, respectively. For the nine-month periods ended September 30, 2000 and 1999, Apollo represented 49% and 75% of total sales, respectively. For the three-month periods ended September 30, 2000 and 1999, MPDxTM represented 19% and 1% of total sales, respectively. For the nine-month periods ended September 30, 2000 and 1999, MDPx represented 18% and less than 1% of total sales, respectively. Comparing product line sales in dollars for the three-month period ended September 30, 1999 to the three-month period ended September 30, 2000, ApolloTM sales decreased $2,787,776, TeliCam sales decreased $1,013,941, consumables decreased $202,889. Comparing product line sales in dollars for the nine-month period ended September 30, 1999 to the nine-month period ended September 30, 2000, Apollo sales decreased $12,243,587, TeliCam sales decreased $1,765,705, and consumables decreased $514,509. The decrease in Apollo sales from 1999 to 2000 was caused by the competitor's lamps curing time becoming closer to that of the ApolloTM. In addition, the composite material companies and several lecturing dentists still question the curing properties of high intensity curing lamps. Sales decreased for both the Telicam and the Apollo from 1999 to 2000 due to reduced pricing to make room for the new products being introduced in November and the first quarter of 2001 as well as due to reduced unit sales. Consumables decreased in from third quarter 1999 to third quarter 2000 due to the decrease in Apollo unit sales. We anticipate that the sales of both the TeliCam and the ApolloTM will decrease in the future but will be replaced by the comparable new products. However, we believe consumable sales will increase with the release of the new products. No assurance can be given that consumable sales will increase with the release of the new products. No assurance can be given that the MPDxTM sales growth will continue in the future or that the new products will be successful.

     COST OF SALES. Cost of sales for the three-month periods ended September 30, 2000 and 1999, were $3,372,826, or 100% of net sales, and $4,331,978, or 67%
of net sales, respectively. Cost of sales for the nine-month periods ended September 30, 2000 and 1999, were $12,679,225 or 75% of net sales, and $14,471,503, or 52% of net sales, respectively. Cost of sales as a percentage of net sales for the three- and nine-month periods ended September 30, 2000 increased from the same periods in 1999 primarily due to a decrease in the margins on the TeliCam and Apollo resulting from increased market saturation. In addition, royalty fees increased from $60,667 during the nine-month period ended September 30, 1999 to $822,420 for the same period in 2000 due to royalties incurred on sales of digital x-ray systems and consumables. We expect that margins on the sale of the TeliCams and Apollos will continue to shrink, and thus the cost of sales of the TeliCams and Apollos as a percentage of net sales is expected to continue to increase in the future. However, we anticipate better margins on our replacement products.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $4,346,694, or 129% of net sales, and $4,785,244, or 74% of net sales, for the three-month periods ended September 30, 2000 and 1999, respectively. For the nine-month periods ended September 30, 2000 and 1999, selling, general and administrative expenses totaled $14,350,460, or 84% of net sales, and $12,256,043, or 44% of net sales, respectively. The absolute dollar decrease in this expense category for the three-month period ended September 30, 2000 is primarily attributed to a combination of decreased commissions and decreased advertising costs. Commissions decreased from $590,471 during the third quarter of 1999 to $242,471 for the same period in 2000, and advertising costs decreased from $1,273,248 during the third quarter of 1999 to $648,022 for the same period in 2000. The increase in selling, general and administrative expenses as a percentage of net sales for the three-and nine-month periods ended September 30, 2000 versus 1999 is mainly due to the decrease in sales. The absolute dollar increases in this expense category for the nine-month periods ended September 30, 2000 versus 1999 is due to the increase in salaries, and increased marketing costs resulting from the introduction of the Forever White home whitening kits which began selling late in the second quarter 2000, enhanced marketing efforts on our other products earlier in the year and the write-off of goodwill of $559,024 related to the Midas and DMD GmbH businesses during the third quarter. Salaries and employee benefits increased from $2,783,239 during the first nine months of 1999 to $3,378,432 during the same period in 2000, and advertising and marketing costs increased from $3,337,398 during the first nine months of 1999 to $3,621,412 during the same period of 2000. The remaining increase in selling, general, and administrative expenses consisted primarily of increased travel and entertainment expenses of $448,584 due to an increased number of trade shows attended. As a result of the increased costs discussed above, we have reassessed our corporate structure and methods of operations in the areas of headcount and marketing. We reorganized our operations to increase efficiency and reduce costs through personnel reductions and have reevaluated our marketing strategy with a corresponding reduction in monthly marketing and advertising budgets. While these initiatives will be fully realized in 2001, the quarterly selling, general, and administrative expenses have already decreased approximately $439,000 for the third quarter of 2000 when compared with the third quarter of 1999.

     ABANDONED OFFERING COSTS. During the quarter ended September 30, 1999, we wrote-off $566,893 of costs related to an abandoned secondary offering.

    RESEARCH AND DEVELOPMENT. Research and development expenses totaled $311,308, or 9% of net sales, and $228,712, or 4% of net sales, for the three-month periods ended September 30, 2000 and 1999, respectively. For the nine-month periods ended September 30, 2000 and 1999, research and development costs totaled $884,087, or 5% of net sales, and $447,974, or 2% of net sales, respectively. The increase in research and development from third quarter 1999 is due to continued development of a new cordless camera and a hand-held curing light. We expect research and development expenses to increase in future periods as we continue to pursue the development of new technologies.

    INTEREST AND OTHER INCOME. Interest and other income totaled $69,911, and $216,714 for the nine-month periods ended September 30, 2000 and 1999. This income is primarily attributable to the interest earned by investing available cash in a short-term money market account through Imperial Bank.

    INTEREST AND OTHER EXPENSE. Interest and other expense totaled $237,258, and $141,880 for the three-month periods ended September 30, 2000 and 1999, respectively. For the nine-month periods ended September 30, 2000 and 1999, the interest and other expense totaled $255,755 and $773,053, respectively. This expense category includes interest paid on capital lease obligations, on bridge notes, on our senior subordinated notes and amortization of debt discount. The substantial decrease in the nine-month period ended September 30, 2000 is primarily due to the repayment of the $4.5 million of Senior Subordinated Notes, which were repaid in January 1999 with proceeds from the new credit facility with Imperial Bank and the corresponding full amortization of the debt discount associated with the warrants issued with the $4.5 million notes

    Amortization of debt issuance costs were $44,523 and $0 for the three-month periods ended September 30, 2000 and 1999, respectively. Amortization of debt issuance costs were $44,523 and $64,519 for the nine-month periods ended September 30, 2000 and 1999, respectively. Third quarter 2000 represents the amortization of the costs incurred in connection with the extension of the credit facility with Imperial Bank to May 31, 2001. The costs in 1999 represent the amortization of the issuance costs incurred in connection with the $4.5 million Senior Subordinated Notes issued in March 1998. These costs were amortized over the term of the Notes, with the remaining unamortized costs written-off in January 1999 when we repaid the Senior Subordinated Notes out of the proceeds of our new credit facility with Imperial Bank.

    NET LOSS. Net loss for the three month periods ended September 30, 2000 and 1999 totaled $4,954,762 and $3,380,382, respectively. Net loss for the nine-month periods ended September 30, 2000 and 1999 totaled $11,100,496 and $756,931, respectively. Net loss attributable to common stockholders for the three month periods ended September 30, 2000 and 1999 totaled $7,775,958 or $0.84 per share on a diluted basis and $3,380,382 or $0.54 per share on a diluted basis, respectively. Net loss attributable to common stockholders for the nine-month periods ended September 30, 2000 and 1999 totaled $14,089,110 or $1.88 per share on a diluted basis and $756,931 or $0.13 on a diluted basis, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    For the nine-month period ended September 30, 2000, we used net cash of approximately $7.1 million in operations as compared to $5.9 million for the nine-month period ended September 30, 1999. Accounts receivable decreased from $5,756,048 at the prior year-end to $1,292,234 at September 30, 2000, primarily as a result of the decrease in sales during the nine-month period ended September 30, 2000 and increased collections efforts. Accounts payable and accrued liabilities totaling $5,278,136 at September 30, 2000 decreased from $6,765,718 at the prior year-end primarily due to a decrease in inventory purchases. Inventory levels decreased approximately $1,902,358. Cash and cash equivalents on hand for the nine-month period ended September 30, 2000 were $561,267 as compared to $4,780,324 for the nine-month period ended September 30, 1999.

    Capital expenditures for the nine-month period ended September 30, 2000 were approximately $527,000, with approximately $179,000 spent for the purchase of software, approximately $83,000 spent for computer equipment, and approximately $132,000 spent on furniture and fixtures, and approximately $30,000 spent on tooling with the remainder consisting of equipment, and leasehold improvements.

    For the nine-month period ended September 30, 2000, we received net cash of approximately $2,765,000 from financing activities as compared to $7,140,000 for the nine-month period ended September 30, 1999. On February 29, 2000 the Company sold an aggregate of 2,250 shares of Series B Exchangeable Preferred Stock, B-1 Warrants to purchase up to 225,000 shares of Common Stock and B-2 Warrants to purchase up to 450,000 shares of common stock. The Company received $2,250,000 in gross proceeds less costs of $207,520. On July 21, 2000 the Company sold an aggregate of 1,396,396 shares of common stock and warrants to purchase 465,465 shares of common stock. The Company received $1,550,000 in gross proceeds less costs of

$93,000. On September 7, 2000 the Company sold an aggregate of 2,157,308 shares of common stock and warrants to purchase 719,103 shares of common stock. The Company received $1,920,000 in gross proceeds less costs of $49,500.

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

    On March 24, 2000, the Company amended its facility with Imperial Bank to modify certain of its financial covenants and extend the repayment terms. Under this amendment, the fixed rate non-revolving line of credit is due in monthly installments of $100,000 commencing March 31, 2000, and will be fully paid by the end of December 2000. Interest under this line of credit increased to 10.0% per annum. The $4,000,000 variable rate revolving line of credit and the variable rate loan repayment dates were extended to May 31, 2001, with no principal payments required at any earlier dates. The interest rate under the variable rate revolving line of credit was amended to 0.5% plus the bank's index rate. In addition, the Company granted the bank 75,000 warrants at an exercise price of $2.50 per share. At September 30, 2000, $134,000, $4,000,000, and
$189,121 was outstanding under the fixed rate non-revolving line of credit, the variable revolving line of credit, and the variable rate loan, respectively.

     At September 30, 2000 and June 30, 2000, the Company was not in compliance with certain financial covenants of its credit agreement with Imperial Bank. On November 14, 2000, the Company obtained a forbearance agreement providing that so long as we remain current in our payments of principal and interest, Imperial Bank will not exercise any remedies it may have resulting from such lack of compliance until December 29, 2000. If we are not able to remain current on our payments, Imperial Bank can declare the loans in default and require us to pay the balance of the loan, which is currently approximately $4.3 million. In such event, we would seek to obtain alternative financing. There can be no assurance, however, that alternative financing, whether from equity or debt financing agreements, will be available, if at all, on favorable terms to us or our stockholders.

     As of September 30, 2000, the minimum purchase obligations under the manufacturing agreement with Suni Microsystems, the minimum purchase obligations under the Exclusive License Agreement with Chrysalis Dental, and the two facility leases are significant future commitments. On January 25, 2000, the Company leased a second facility under an operating lease that expires in 2005. The leases require the Company to pay taxes, maintenance fees, and insurance and provide for periodic fixed rent increases based on a published price index.

     At this time, we also owe $4.2 million to our former preferred shareholders. Although we are engaged in settlement discussions, we cannot assure you that a favorable settlement will be reached.

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

     At this time, our expenses significantly exceed our revenues from operations. We anticipate that our new product, the Apollo E, a cordless, heatless, programmable, light instrument used for the curing of composite and whitening materials, will provide additional revenue on a relatively high margin product. We expect to have the Apollo E product available to ship at the end of November. Additionally, we will continue to expand our national advertising campaign for our new home tooth whitening system, Forever WhiteTM. We expect the revenue and cash flow impact from both Apollo E and Forever WhiteTM to begin in the last quarter of the year. We have not commenced significant sales of Apollo e or Forever WhiteTM and we can give no assurances as to the success of these products. Therefore, we believe that we will need to raise additional capital in order to finance our operations as well as research and development of new products during the next twelve months. Based on our current revenues and expenses and without the impact of sales of Apollo E and Forever WhiteTM, we will need additional capital prior to the launch of the Apollo E. We are working to raise additional capital by means of a private placement. However, we can give no assurance that additional financing will be available when needed or that, if available, that it will be on terms we consider to be favorable. If needed funds are not available, we may be required to limit or forego the development and marketing of new products which could have a material adverse effect on our business, operating results and financial condition.

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

CAUTIONARY STATEMENTS AND RISK FACTORS

WE HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have experienced significant operating losses in the current and prior years. We have been unable to pay all of our trade creditors and certain other obligations in accordance with their terms. We also have a $4,200,000 obligation to our former preferred stockholders and our forbearance agreement with Imperial Bank expires on December 29, 2000. We intend to improve liquidity in various ways such as (a) the completion of equity or debt financing or other strategic transactions; (b) the continued monitoring and reduction of manufacturing, facility and administrative costs; and (c) the development and introduction of new products. However, there is no assurance that we will succeed in accomplishing any or all of these initiatives. Our fiscal 2000 unaudited interim consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

WE HAVE A $4,200,000 OBLIGATION FOR WHICH WE DO NOT HAVE SUFFICIENT FUNDS AND WE WILL NEED TO SEEK ADDITIONAL FINANCING.

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

On and after March 15, 2000, holders of Series A Exchangeable Preferred Stock were able to exchange their shares for shares of common stock at the lesser of $4.00 per share or the average of the closing bid prices of the common stock during any three (3) of the prior thirty (30) consecutive trading days selected by the holder of the Series A Exchangeable Preferred Stock then being exchanged. As a result, the holders were likely to be in a position to exchange their shares for shares of common stock at a discount to the then current trading price of our common stock.

Holders of Series B Exchangeable Preferred Stock were able to exchange their shares into common stock at a price per share equal to the lesser of $2.85 or one hundred percent (100%) of the Market Price on the date of exchange. The Market Price is the average of the closing bid prices of any three (3) of the prior thirty (30) consecutive trading days selected by the holder of the Series B Exchangeable Preferred Stock then being exchanged. As a result, the holders of Series B Exchangeable Preferred Stock were likely in a position to exchange their shares of common stock at a discount to the then current trading price of our common stock.

To date, 1,246 shares of Series A Exchangeable Preferred Stock have been converted into 1,270,216 shares of common stock, and 937 shares of Series B Exchangeable Preferred Stock have been converted into 1,288,467 shares of common stock.

Under the rules and regulations of the Nasdaq Stock Market, we require stockholder approval to issue 20% or more of our outstanding common stock in a single transaction. Because the rate at which the Series A Preferred Stock and Series B Preferred Stock exchange into common stock fluctuates, it was possible that the number of shares of common stock into which the Series A Preferred Stock or Series B Preferred Stock may exchange could exceed 20%. We agreed with the purchasers of the Series A Preferred Stock and the Series B Preferred Stock that we would seek stockholder approval of these issuances at the 2000 Annual

Meeting of Stockholders. Prior to receiving stockholder approval, or if stockholder approval is not obtained, any exchange of shares of Series A Preferred Stock or Series B Preferred Stock in excess of 19.9% of the outstanding common stock of the Company must be paid in cash to the holder of the Series A Preferred Stock or Series B Preferred Stock. In late September, 2000, all remaining Series A and Series B holders requested to convert their remaining shares. Because we had already issued l9.9% of the outstanding shares, we are obligated to honor the exchange of shares of Series A Preferred Stock or Series B Preferred Stock in cash. The combined obligation to the Series A and Series B holders is approximately $4,200,000. Currently, the Company does not have sufficient liquid funds to honor such request.

The Company is now negotiating with the former Series A Preferred Stockholders and Series B Preferred Stockholders, now creditors, for settlement of their claims. In addition, we have recently received claims of approximately $1.2 million for additional liquidated damages from former preferred holders. We vigorously dispute their right to such liquidated damages since a separate damages provision applies to these circumstances and since the amount due was already based upon an assumed sale price. Management believes that a settlement will be reached and that such settlement may encompass an issuance of common stock. However, no assurances can be given that a favorable settlement will be reached or that financing of this obligation will be available, or if available will be on terms satisfactory to us or on terms favorable to holders of common stock.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL.

At September 30, 2000, we had cash and cash equivalents of $561,267. After taking into account our cash and cash equivalents, projected revenues and receipt of funds from other sources, we will need to raise additional funding through debt or equity financing during the next twelve months to satisfy our requirements for research and product development, marketing, and general and administrative expenses. Our cash requirements, however, may vary materially from those now planned because of changes in our operations or market conditions. In addition, we have a $4,200,000 obligation to our former preferred stockholders. Further, at September 30, 2000 and June 30, 2000, we were not in compliance with financial covenants of our Imperial Bank credit agreement. As of November 14, 2000, we entered into a forbearance agreement stating that so long as we remain current in our payments of principal and interest Imperial Bank will not exercise any remedies it may have resulting from such lack of compliance until December 29, 2000. If we are not able to remain current in our payments of principal and interest or obtain additional extensions on the forbearance agreement, Imperial Bank can declare the loans in default and require us to pay the balance of the loan, which is currently approximately $4.3 million. In such event, we would seek to obtain alternative financing. There can be no assurance that alternative financing, whether from equity or debt financing agreements, will be available, if at all, on favorable terms to us or our stockholders. If we need capital and cannot raise additional funds, we may be required to limit or forego the development of new products or limit the scope of our current operations, which could have a material adverse effect on our business, operating results and financial condition. If we raise needed funds through the sale of additional shares of our common stock or securities convertible into shares of our common stock it may result in dilution to current stockholders.

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH TO EVALUATE OUR LIKELIHOOD OF SUCCESS.

We have only manufactured and distributed our digital x-ray systems since September 1999, our TeliCam systems since October 1995 and our ApolloTM since March 1998. Therefore, we have a limited relevant operating history upon which to evaluate the likelihood of our success. In addition, we anticipate additional revenues from our two new products, Apollo E and Forever WhiteTM. We expect Apollo E will be available for shipment at the end of November, and our national advertising campaign for Forever WhiteTM began in August. However, we have not yet commenced sales of Apollo E and we can give no assurances as to the likelihood of success of this product. Factors such as the risks, expenses and difficulties frequently encountered in the operation and expansion of a new business and the development and marketing of new products must be considered in evaluating the likelihood of our success.

WE HAVE A HISTORY OF LOSSES AND ACCUMULATED DEFICIT AND THIS TREND OF LOSSES MAY CONTINUE IN THE FUTURE.

For the period from October 23, 1995 to March 2, 1996, we incurred a net loss of $1,625,213. For the fiscal years ended December 31, 1997, 1998, and 1999 we had net losses of $2,044,729, $1,816,702, and $6,727,638, respectively, and for the nine months ended September 30, 2000, we had a net loss of $11,100,496. At September 30, 2000, our accumulated deficit was $23,272,012. Our ability to obtain and sustain profitability will depend, in part, upon the successful marketing of our existing products and the successful and timely introduction of new products. We can give no assurances that we will achieve profitability or, if achieved, that we will sustain profitability.

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

WE MAY BE DELISTED FROM THE NASDAQ STOCK MARKET AND THE BOSTON STOCK EXCHANGE.

The closing sale price of our Common Stock was below $1.00 per share in August. Under the rules and regulations of the Nasdaq Stock Market and the Boston Stock Exchange, to maintain listing on the Nasdaq Small Cap Market and the Boston Stock Exchange we must maintain a trading price per share of more than $1.00. On September 6, 2000, Nasdaq notified us that we had failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days as required for continued listing on The Nasdaq SmallCap Market as set forth in Marketplace Rule 4310(c)(4) (the "Rule"). However, in accordance with Marketplace Rule 4310(c)(8)(B), we will be provided 90 calendar days, or until December 5, 2000 to regain compliance with this Rule. If at anytime before December 5, 2000 the bid price of our common stock is at least $1.00 for a minimum of 10 consecutive trading days, a determination will be made as to whether we comply with the Rule. The bid price of our common stock was above $1.00 for 21 consecutive days from September 7, 2000 through October 5, 2000. However, Nasdaq must still make a determination whether we comply with the Rule. If Nasdaq determines we do not comply with the Rule, our common stock will be delisted. If we were delisted from the Nasdaq Small Cap Market and the Boston Stock Exchange, trading in our common stock, if any, would have to be conducted in the over-the-counter market in so-called "pink sheets" or, if then available, the OTC Bulletin Board. As a result, the holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

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

TWO OF OUR PRIMARY PRODUCTS HAD A SIGNIFICANT DECLINE IN SALES AND IF THIS DECLINE CONTINUES WE MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY.

The TeliCam systems, together with related products such as the InTELInet system, and the ApolloTM have been our primary products since inception. We believe that our market for the Telicam intraoral cameras, is a market that has declined. TeliCam systems sales have recently been at or below levels of prior comparable periods, a trend which we expect to continue. In addition, there has been a decrease in ApolloTM sales as competitor's lamps curing times become closer to that of the ApolloTM, a trend which we also expect to continue.

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

HISTORICALLY, THE SALES OF OUR NEWLY INTRODUCED PRODUCTS HAVE DECLINED IN A RELATIVELY SHORT PERIOD OF TIME FOLLOWING THE INITIAL INTRODUCTION OF THE PRODUCT.

Our sales records indicate that the sales of our products decline within a relatively short period of time following the initial introduction of the product. If this sales pattern holds true for three new products, the Apollo E, the Apollo Cam and Forever WhiteTM and our future products, we must continuously develop and introduce new products in order to maintain an appropriate level of sales and revenue. As a result, if we fail to develop and introduce new products on a timely basis, it could adversely affect our revenues and operating results.

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

Under the Federal Food, Drug, and Cosmetic Act, the FDA has the authority to control the introduction of new products into the marketplace. Unless specifically exempted by the agency, medical devices enter the marketplace through either FDA clearance of premarket approval application or FDA approval of an application for 510k clearance. The FDA conducts periodic inspections to assure compliance with its regulations. The Company has applications pending for a hand held cordless curing lamp and a cordless, remote controlled, high resolution, intraoral camera. The Company expects to receive FDA 510k notification for these products prior to or during the fourth quarter of 2000. Any delay in receipt of FDA 510k notification for these products will delay our ability to market and sell these products and could allow our competitors to develop and introduce competing products.

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

Effective October 1, 1996, we amended our distribution agreement ("BMC Distribution Agreement") with Boston Marketing, a licensed distributor of the Teli manufactured CCD chip which includes the Teli CCU processor. Pursuant to the BMC Distribution Agreement, we have the exclusive right (i) to market certain Teli manufactured CCD chip assemblies with CCU processors (each a "Teli unit," and collectively the "Teli Units") to the dental market, and (ii) to use the "TeliCam" trademark. The Units are key components of our intraoral digital cameras. The initial term of the BMC Distribution Agreement, as amended, was due to expire December 31, 2000, and was terminable by Boston Marketing if we fail to meet our annual minimum purchase obligation. In April 2000, we were served with a lawsuit that makes numerous claims including the allegation that we failed to make the minimum purchases for fiscal year 1999 and 2000, and that the BMC Distribution Agreement has been terminated as a result. Boston Marketing has refused to accept subsequently placed orders. The lawsuit also claims that we failed to pay certain commissions to Boston Marketing.

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

On July 21, 2000, the Company completed a $1,550,000 private placement, selling an aggregate of 1,396,396 shares of common stock at $1.11 a share, and warrants to purchase 465,465 shares of common stock. In connection with this transaction,
a) the placement agent received a placement fee of $93,000, and b) the placement agent received warrants to purchase 300,000 shares of common stock of the Company.

On September 7, 2000, the Company completed a $1,920,000 private placement, selling an aggregate of 2,157,308 shares of common stock at $0.89 a share, and warrants to purchase 719,103 shares of common stock. In connection with this transaction, a) the placement agent received a placement fee of $49,500, and b) the placement agent and certain individuals affiliated with the placement agent received warrants to purchase 92,697 shares of common stock of the Company.

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

                                     Dental/Medical Diagnostic Systems, Inc.


Date   NOVEMBER 16, 2000             By:  /S/ ROBERT H. GUREVITCH
       -----------------                  ------------------------------------
                                          Robert H. Gurevitch
                                          Chairman and Chief Executive Officer