Form 10KSB
period 2000-12-31
DENTAL MEDICAL DIAGNOSTIC SYSTEMS INC
filed 2001-04-16
CIK 738194

========================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                  FORM 10-KSB

                                ----------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                          COMMISSION FILE NO. 0-12850

                                ----------------

                   DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC.
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

              DELAWARE                                       13-3152648
    (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


         6416 VARIEL AVENUE
         WOODLAND HILLS, CA                                     91367
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

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

     Check if disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     The issuer's revenues for the fiscal year ended December 31, 2000 were $21,049,928.

     At March 23, 2001, the issuer had 19,095,948 shares of Common Stock, $0.01 par value per issued and outstanding.

     The aggregate market value of the outstanding voting and non-voting common equity held by non-affiliates of the issuer computed by reference to the average bid and asked price of such common equity as of March 23, 2001 was $3,580,490.

                      DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure format: Yes [_]  No [X]

========================================================================

                    DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC.

                          FORM 10-KSB ANNUAL REPORT
                      Fiscal Year Ended December 31, 2000

                                                                                                     Page
                                                                                                     ----
PART I

Item 1.       Business................................................................................  3
Item 2.       Properties.............................................................................. 12
Item 3.       Legal Proceedings....................................................................... 12
Item 4.       Submission of Matters to a Vote of Security Holders..................................... 12

PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters............... 13
Item 6.       Management's Discussion and Analysis of Financial Condition and Results of Operations... 14
Item 7.       Financial Statements.................................................................... 25
Item 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.... 46

PART III

Item 9.       Directors and Executive Officers of the Registrant...................................... 46
Item 10.      Executive Compensation.................................................................. 46
Item 11.      Security Ownership of Certain Beneficial Owners and Management.......................... 46
Item 12.      Certain Relationships and Related Transactions.......................................... 47

PART IV

Item 13.      Exhibits and Reports on Form 8-K........................................................ 47

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

GENERAL

     Dental/Medical Diagnostic Systems, Inc. ("Company") designs, develops, assembles and markets high technology dental equipment and related consumables. The Company's best selling product during 2000 was the tooth curing and whitening device known as the "Apollo(TM)." The Company also markets and sells a line of whitening gels known as "Apollo Secret(R)" for use with the Apollo(TM). In addition, the Company manufactures and sells intraoral camera systems, and a multi-operatory intraoral camera system, known as the "InTELInet," for use in connection with the Company's intraoral cameras. In September of 1999, the Company introduced a digital dental x-ray device known as "MPDx(TM) -MegaPixel Diagnostic System or MPDx(TM)", while in April and November 2000, respectively, the Company introduced Forever White(TM), a home tooth whitening system, and the Apollo e, a wireless curing device.

     The Company's current customers are dentists in the domestic and international marketplace. The Company has also released a tooth whitening kit for use in the home that is sold directly to consumers through infomercials. In the domestic market, the United Kingdom and Germany, the Company sells directly to dentists. In the international market, with the exception of the United Kingdom and Germany, the Company sells its products through independent dealers and distributors. The Company's products are not available through traditional retail channels.

     In April 2001, the Company will cease all direct sales of its dental equipment business and license the related technology to third-party manufacturers and distributors. These agreements will allow the Company to significantly reduce overhead, and will include a license fee and provisions to purchase existing inventory.

BUSINESS STRATEGY

     The Company's strives to be a leading distributor of tooth whitening systems and related consumables and licensor of high technology dental devices. The Company believes that its focus on the following business strategies will help it to achieve this goal:

     Delivery of Innovative, Value-Oriented Products. The Company seeks to provide innovative products that offer a strong price-value relationship to its customers. The Company developed and introduced a direct-to-consumer home tooth whitening system, Forever White (TM), during the second quarter of 2000.

          Growth Through Licensing Agreements. The Company anticipates that it will complement its internal growth with its whitening systems, through licensing agreements for each of its high technology dental devices. The Company believes that licensing agreements present an effective means of generating revenue while reducing overhead. The Company continually evaluates opportunities for additional licensing agreements.

PRODUCTS

     The Apollo(TM)

     On October 2, 1997, the Company purchased the assets of S.E.D. Gerant ("S.E.D."), a company organized under the laws of France. Among the acquired assets was a patent for S.E.D.'s "Biotron" soft tissue surgery instruments. From this technology, the Company developed the "Apollo(TM)" a unique, visible-light curing instrument which is designed for two different applications: the hardening of tooth-colored dental composite materials in three seconds or less and for single appointment, in-office tooth whitening in less than forty minutes. This safe plasma-arc lamp uses a high-frequency electrical field to generate plasma energy, which is ideal for the fast curing (hardening) of photosensitive composites. The Apollo(TM) also produces light and heat which, when used in conjunction with the Apollo Secret(R) whitening materials, activates the whitening chemicals in the Apollo Secret(R). The result of this activation is dramatic whitening of stained teeth. The rapid performance of the Apollo(TM) in both hardening composite materials and whitening teeth should enable an average dental practice to save about 5 to 8 hours per month of a dentists' time.

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

          The Apollo(TM) cures most of these filling materials in just three seconds per layer compared with the 10-40 seconds per layer it takes other competing brands of curing lamps. Most restorations require the dentist to place multiple layers of composite material into/onto a tooth, curing each layer separately. With the curing lamps that are still used in most dental offices today, total curing time per tooth averages 2 minutes. The Apollo(TM) shortens the curing time in most cases to less than 9 seconds with the same results. Composite curing is an essential aspect for the practice of dentistry in all countries, making curing lamps a practical device for all dental offices.

          Whitening: "Power bleaching" or "Light-assisted bleaching" is fast becoming a sought-after dental protocol that allows the patient to leave the dental office, in under 40 minutes, with a dramatically whitened smile. The only alternative tooth-whitening method to the Apollo(TM) currently available requires the patient to wear an uncomfortable custom-fitted tray filled with unpleasant tasting whitening gels. In order to achieve dramatic whitening results, the trays would have to be worn overnight or for several hours a day for two to three weeks. In addition, patients often find themselves in pain from soft-tissue contact with the caustic gel.

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

     In March 1998, the Company introduced this proprietary, non-laser technology to markets outside of the US and Canada. After receiving FDA 510(k) approval in August 1998, the Company began shipping the Apollo(TM) in the U.S. and Canada. The Company's facility in Irvine, CA handles the manufacturing and shipping of this product line worldwide after the France manufacturing facility stopped manufacturing the Apollo(TM) in October of 1999.

     The product's sales increased for the first three quarters after introduction. Over the past eight quarters, sales have declined due to competition as competitor's lamps curing time became closer to that of the Apollo(TM). In addition, the composite material companies and several lecturing dentists still question the curing properties of high intensity curing lamps. The Company believes that the Apollo(TM) non-laser lamp produces faster composite curing and in-office tooth whitening results than any other known like-product available today, including dental lasers designed for curing. In addition, the Company believes that as more dentists use the technology, it will receive more general acceptance from the dental industry.

     On October 2, 1998, the Company entered into an agreement with Chrysalis Dental, Inc. ("CDI") for the exclusive worldwide license to make or have made, use, or sell patent pending tooth whitening products created by CDI. Under this license, and later license agreements with CDI, the Company began marketing its own line of tooth whitening gels (Apollo Secret(R)), intended for use with the Apollo(TM) and competing lamps, as well as its two home whitening products:
Apollo Secret Home Whitening(TM) and Forever White(TM). In November 2000, the Company acquired CDI through the issuance of 550,000 shares of common stock and has lowered its future cost of its whitening products.

     Since the introduction of the Apollo(TM) in March 1998, and through December 31, 2000, the Company has sold 6,242 units internationally, and 10,727 units domestically.

     Beginning in April 2001, the Company intends to license this technology to third party manufacturers and distributors.

     MPDx(TM) Digital X-ray

     The Company entered into an agreement with Suni Imaging Microsystems, Inc. ("Suni") to develop digital x-ray technology for incorporation into a digital x-ray system for the dental market. The Company has exclusive rights to market products to the dental market incorporating certain digital x-ray technology developed by Suni. The Company introduced this product in September 1999. Suni will retain the rights to developed microchip technology underlying the x-ray system it develops for the Company. Digital x-ray systems, including those currently on the market, reduce radiation exposure compared to conventional film based x-ray systems and allow dentists to view x-ray images in real-time without the time-consuming process of film development while also eliminating the need to use and dispose of toxic chemicals required to develop conventional x-ray film. The Company believes that this technology will provide improved image quality and a more comfortable sensor (the thinnest available) for the patient at a lower price point than competitive systems. This technology also is designed to allow database storage, electronic transmission, and recall of images for comparison purposes.

     On March 17, 1999, the Company entered into a manufacturing agreement with Suni under which Suni has agreed to assemble, test and package the Company's digital x-ray system incorporating the digital x-ray technology developed by Suni for the Company. Under this agreement, which has a three year term, the Company has guaranteed payment in full for at least 3,000 units per year and has agreed to place orders for at least 750 units per quarter beginning in the fourth quarter of 1999. The Company has also agreed to fulfill all of its requirements for the x-ray product from Suni during the term of the agreement. The Company has obtained UL and CE approval for MPDx(TM). From the time of its first introduction in September of 1999, the Company has sold 465 units internationally, and 799 units domestically. The agreement with Suni provides that if the Company fails to purchase at least 750 units per quarter from Suni, the Company may lose its exclusive right to market products to the dental market incorporating certain digital x-ray technology developed by Suni. Subsequent to December 31, 2000, the Company began negotiations with Suni due to a projected inability to purchase the required number of units under the manufacturing agreement for the 2001 calendar year. The agreement is expected to release the Company from future minimum purchase commitments, settle amounts owed to Suni and result in a loss of exclusive worldwide marketing rights. However, this settlement has not been finalized, and we cannot assure you that a settlement on terms satisfactory to us will be reached.

     Beginning in April 2001, the Company intends to license this technology to third party manufacturers and distributors.

     Intraoral Cameras

      The Company's best selling product from 1996 through mid-1998 was its line of intraoral cameras beginning with the "TeliCam I," which was introduced into the market in February 1996. In the second quarter of 1997, the Company began marketing the "TeliCam II System," which was developed to allow the video interfacing of multiple examination rooms via the Company's networking system known as "InTELInet" (described below). During fiscal 2000 the Company's primary intraoral camera was the "Telicam." The distinguishing feature that sets the Company's product apart from competing intraoral dental cameras is the CCU processor. This "frame grabber computer chip" allows the camera to capture and "freeze" multiple video images and display them simultaneously without an additional external device such as a computer, video recorder, or video color printer. In addition, the CCU processor incorporates an automatic light intensity control which substantially eliminates reflection and glare from the intraoral illumination providing clearer video images. Through December 31, 2000, the Company had sold an aggregate of 9,999 interoral cameras to dentists throughout the United States, as well as to several dental schools, and an aggregate of 3,632 internationally.

      Previously, the Company had an exclusive right to market the "TeliCam" products by an agreement with Boston Marketing which required certain minimum purchases. During the fiscal year ended December 31, 1999, the Company purchased fewer than 2,500 units under its distribution agreement with Boston Marketing. In early 2000, Boston Marketing refused to accept subsequently placed orders and terminated the agreement. On April 7, 2000 Boston Marketing filed suit in Los Angeles Superior Court alleging breach of contract and seeking unspecified damages. Following the termination of the Boston Marketing agreement, the Company first sold its existing Telicam product inventory and then obtained alternative sources of supply for the CCD chips, CCU processors and frame grabbers. These parts have been obtained from third-party suppliers with no disruption in the supply of these products.

      As a result of price erosion and decreasing margins caused by increased competition from new manufacturers entering the marketplace, the Company believes that the market for intraoral cameras has become both saturated and less profitable, resulting in a decline in revenues from the Company's intraoral camera products. Revenue from intraoral cameras declined from $6.6 million in the year ended December 31, 1998 to $3.0 million in the year ended December 31, 2000, and gross margins for intraoral cameras declined from 70% in the year ended December 31, 1998 to 24% in the year ended December 31, 2000. The Company will be discontinuing the current line of interoral cameras in favor of its newly developed and technologically advanced wired and wireless version which it hopes to introduce during the second quarter of 2001.

     Beginning in April 2001, the Company intends to license this technology to third party manufacturers and distributors.

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

      Due to the general absence of multiple operatory practices outside of the United States, the InTELInet is only being marketed domestically at this time. The InTELInet network is only compatible with DMD intraoral dental cameras. In addition, the Company has designed the InTELInet system to be compatible with its digital x-ray technology. From the time of its first introduction in late November 1996, through December 31, 2000, an aggregate of 1,125 InTELInet multiple operatory networking systems have been sold by the Company.

PRODUCT DEVELOPMENT

      The Company intends to license this technology to third party manufacturers and distributors.

Apollo e

       On June 2, 1999 the Company entered into an agreement with Light Technologies to develop a hand held cordless curing lamp with a new light source technology. The Company received exclusive worldwide rights to develop and market products developed from this technology for the dental and other medical markets. Light Technologies will retain the rights to manufacture the product for two years. After two years, the Company can purchase the product from the lowest priced vendor. The Company believes that this hand held lamp will provide faster curing times and require less maintenance than competing products. This hand held curing lamp provides sub-second to 3 second per layer curing using diodes. Most hand held curing lamps used today require a total curing time per tooth of approximately 2 minutes. The diode technology works without a bulb. Currently, curing lamps today require the replacement of the bulbs each year. The Company received 510(k) clearance, on the basis of equivalency with the previously-certified Apollo(TM), in the third quarter of 2000, and subsequently introduced the Apollo e in the fourth quarter of 2000. However, due to continued technical difficulties surrounding the unit's Nicad battery, the Company experienced significant returns from initial shipment of this product, and subsequently changed the design and replaced the Nicad battery with a Lithium battery. The Company believes the current design now functions in accordance with the specifications. Because the initial shipments of this product did not meet specifications, all related sales proceeds were deferred and will not be recognized as revenue until shipment of product meeting product specifications are made. The company intends to license this technology to third party manufacturers and distributors.

Apollo Secret(R) Home Whitening Kit and Forever White

      On September 29, 1999, the Company entered into an agreement with Chrysalis Dental, Inc. ("CDI") for the exclusive worldwide right to make or have made, use, or sell patent pending in-home whitening kits known as Apollo Secret(R) Home Whitening Kit products created by CDI. Under this license, the Company began marketing its own line of in-home whitening kits which is sold only by dentists. The Apollo Secret(R) Home Whitening Kits use pre-filled trays and the treatments are for 15 minutes for five days. The Company introduced this product in the first quarter of 2000. Competitor home tooth-whitening methods require the patient to wear a more expensive and uncomfortable custom-fitted tray filled with unpleasant tasting whitening gels. In order to achieve dramatic whitening results, the trays would have to be worn overnight or for several hours a day for two to three weeks. In addition, CDI developed an alternative product, Forever White(TM), which the Company markets direct to consumers and which was introduced in the second quarter of 2000. In November 2000, the Company bought CDI and has lowered its future production costs for whitening products.

Apollo Wireless

      On March 8, 2000, the Company entered into an agreement with DDM Sarl to develop a cordless, remote controlled, high resolution, intraoral camera. The Company has obtained exclusive worldwide rights outside of France to develop and market products for the dental and other medical markets. The new cordless camera features a video transmission that can be saved onto a floppy disk. The Company believes that the camera provides better depth of field, connects to a personal computer by USB port (no video boards required), and has remote freeze frame capability. The Company is in the process of obtaining CE approval for the product. The Company has received 510(k) clearance for equivalency with its previously-introduced Telicam, and plans to introduce the product in the second quarter of 2001, although unforeseen circumstances could delay this introduction. Upon introduction, the Company intends to license this technology to third party manufacturers and distributors.

      The Company expended approximately $1,064,000, $1,823,000 and $549,000 for research and development of its products for the fiscal years ended December 31, 2000, 1999 and 1998, respectively.

MANUFACTURING AND COMPONENT PARTS

      During the fiscal year ended December 31, 2000, the Company assembled and tested the Apollo(TM) curing and whitening lamps, MPDx(TM) digital x-ray system and, the video camera systems sold worldwide at its facility located in Irvine, California. Until its closing in October of 1999, the assembling and testing of the Apollo(TM) for sale in Europe and the Middle East was completed at its facility in France. In March 2001, in an effort to reduce overhead and focus resources on sales and marketing, the Company ceased manufacturing in its Irvine facility. A former employee has assumed the obligations, exclusive of rent, of the facility and is performing contract manufacturing for the Company under an oral agreement. The Company has certain remaining obligations to the landlord of that facility. Shortly, the Company will begin licensing all related technology for its high technology dental devices to further reduce overhead. These agreements will include a license fee and provisions to purchase existing inventory.

      On March 17, 1999, the Company entered into a manufacturing agreement with Suni under which Suni will assemble, test and package the Company's digital x-ray system incorporating the digital x-ray technology developed by Suni for the Company. Under the agreement, which has a three year term, the Company has guaranteed payment in full for at least 3,000 units per year and has agreed to place orders for at least 750 units per quarter beginning in the fourth quarter of 1999. The Company has also agreed to fulfill all of its requirements for the x-ray product from Suni during the term of the agreement. The Company is in the process of obtaining UL and CE approval for MPDx(TM). From the time of its first introduction in September of 1999, the Company has sold 465 units internationally and 799 units domestically. If the Company fails to purchase at least 750 units per quarter from Suni, the Company may lose its exclusive right to market products to the dental market incorporating certain digital x-ray technology developed by Suni. Subsequent to December 31, 2000, the Company began negotiations with Suni due to a projected inability to purchase the required number of units under the manufacturing agreement, for the 2001 calendar year. The agreement is expected to release the Company from future minimum purchase commitments, settle amounts owed to Suni and result in a loss of exclusive worldwide marketing rights. However, the settlement has not been finalized, and we cannot assure you that a settlement will be reached.

      On December 16, 1999, the Company entered into a manufacturing agreement with S.E.D., a French manufacturing company under which S.E.D. was given the rights to assemble, test and package the Company's hand-held curing light, the Apollo e, incorporating the cure lamp developed by Light Technologies for the Company. Under the agreement, which has a one year term with an option to extend the agreement, S.E.D must manufacture a minimum of 12,000 units per year, to commence on shipment of the initial production unit, November 2000. The Company received certification through equivalency with the existing Apollo(TM), and introduced the product in the fourth quarter of 2000. However, as discussed above, the product as introduced had significant performances issues and has been subsequently redesigned. As a result, the Company has not recorded any sales revenue for this product during the 2000 fiscal year.

BACKLOG

      The Company generally does not operate with significant order backlog and a substantial portion of its revenues in any quarter is derived from orders booked in that quarter.

MARKETING AND SALES

      US Sales and Distribution. Currently, the Company's domestic sales are made by one full-time employee who is based at corporate headquarters, and a national field force of thirteen independent Regional Managers. The Company's full time sales employees are generally experienced in the business of marketing and distribution of dental products, inclusive of the current intraoral cameras, upcoming Apollo Legend and Apollo Wireless intraoral cameras, the Apollo(TM) high intensity composite curing and in-office whitening system and related consumables, and the MPDx(TM) digital x-ray system. The Company markets its products through direct mail solicitations, professional publications advertising, and attendance at dental conferences. Since March 1996, the Company has run advertisements in various publications for the dental industry on a monthly basis, and has attended in excess of 100 dental conferences and trade shows during each of the years ended December 31, 2000, 1999 and 1998. In addition to an increase in the number of dental conferences and trade shows attended, during fiscal 1998 the Company expanded its marketing efforts by engaging in a more comprehensive mailing campaign and increasing publications advertising. Starting in June 1999, the Company entered into a consumer advertising campaign in an attempt to inform consumers of the in-office tooth whitening alternative. The Company placed advertisements in magazines such as People and Vogue featuring Jack and Kristina Wagner. Because these advertisements did not produce the anticipated results, the Company discontinued the advertising campaign in the fourth quarter of 1999. The Company has also sold equipment and consumables to a number of dental schools including the University of Southern California, Tufts University, and the University of California -- Los Angeles. The Company believes that these and anticipated future dental school sales will generate additional interest in, as well as familiarity with, the Company's products at the initial stages of a dental professional's career. With the introduction of the Forever White(TM), home-use whitening, the Company began marketing through the use of short-form infomercials, beginning in the second quarter of 2000.

      International Sales and Distribution. Currently, in the international market, with the exception of the United Kingdom and Germany, the Company sells the Apollo(TM) and the intraoral cameras through independent dealers and distributors, pursuant to oral distribution agreements. Presently, the Company has approximately fifty independent distributors and dealers, which cover key international markets including, the Middle East, the Far East, Europe, Australia and Canada. The Company's international distributors provide important support, including customer support and product service, to customers in each of their respective countries. The Company had an agreement with Hiroki Umezaki, a former officer, director and principal stockholder of the Company, pursuant to which he was to receive a 15% commission on all sales made by the Company in Asia, except Japan, in which his commission was to be 12%. This agreement has been amended to provide that Mr. Umezaki shall receive a 12% commission on sales made in Japan only. The Company markets the Apollo(TM) through its wholly owned subsidiary, DMDS, Ltd. and through its existing network of international distributors.

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

      On March 1, 1999, DMDS, Ltd. purchased the assets of Midas, Ltd., an independent company organized under the laws of the United Kingdom, for a purchase price consisting of 50,000 shares of common stock of the Company. Midas, Ltd's primary business was the sale and distribution of the Company's products in the United Kingdom. The assets that DMDS, Ltd. purchased include the business (as a going concern), customer lists, goodwill, the benefit of the lease and other contracts with third parties and all other items of whatever nature owned by Midas, Ltd. and used in the conduct of the business of Midas, Ltd. The Company also entered into a non-compete agreement with Sostre NV, the entity that has distributed the Company's products for Midas, Ltd.

      During the third quarter of 2000, the Company sold certain assets (accounts receivable, inventory and accounts payable) associated with the direct sale business of Midas Limited, at a sales price equal to the net tangible assets of the business, and intends to enter into a similar transaction for DMD Germany. The Company is ceasing its direct sales efforts in the UK and Germany and is expecting to begin operating within these regions with sales representatives through the United States.

      In April 2001, the Company will cease all direct sales of its dental equipment business and license the related technology to third-party manufacturers and distributors. These agreements will allow the Company to sufficiently reduce overhead, and will include a license fee and provisions to purchase existing inventory.

TRAINING, CUSTOMER SUPPORT AND PRODUCT SERVICE

      Management believes that operating the Company's products requires very little training of dentists or other dental professionals. For the intraoral camera and the Apollo(TM), the operating manual provided is sufficient for the training of the dentists and other dental professionals and provides customers with answers to frequently asked questions about the product's operations. For the MPDx(TM) product, the Company has contacts with certified x-ray technicians which are referred to the customers to perform training. The Company's technical support personnel, and internationally, the support personnel of the Company's distributors, are also available to answer customers telephone inquiries during normal business hours. All DMD systems come with a one-year complete parts and labor warranty and extended warranties are also available. InTELInet installation and maintenance is provided through independent installers referred by the Company. All installations and training are paid by the customer directly to the third party.

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

      The Company's success and ability to compete is dependent in part upon its proprietary technology for which domestic and international patent protection is pending. The Company's technology for the intraoral cameras is not protected by any patents.

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

      The Company has already received FDA 510(k) notification allowing marketing of intraoral cameras, the Apollo(TM), and MPDx(TM) and has received 510(k) equivalency for the hand held cordless curing lamp and a cordless, remote controlled, high-resolution, intraoral camera.

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

      Generally, if the Company is in compliance with FDA and California regulations, it may market its medical devices throughout the United States. International sales of medical devices are also subject to the regulatory requirements of each country. In Europe, the regulations of the European Union require that a device have a CE mark before it can be sold in that market. The Company has obtained a CE mark for its Apollo(TM) device and has obtained approval from the European Union to market the new digital x-ray product. The regulatory international review process varies from country to country. The Company, in general, will rely upon its distributors and sales representatives in the foreign countries in which it markets its products to ensure that the Company compiles with the regulatory laws of such countries. The Company believes that its international sales to date have been in compliance with the laws of the foreign countries in which it has made sales. Failure to comply with the laws of such country could have a material adverse effect on the Company's operations and, at the very least, could prevent the Company from continuing to sell products in such countries. Exports of most medical devices are also subject to certain limited FDA regulatory controls.

PRODUCT LIABILITY AND INSURANCE

      The nature of the Company's present and planned products may expose the Company to product liability risks. As of the date of this report, no material product liability claims have been brought against the Company. The Company maintains product liability insurance with coverage limits of $1,000,000 per occurrence and $11,000,000 per year. While the Company believes that it maintains adequate insurance coverage, there can be no assurance that the amount of such insurance will be adequate to satisfy claims made against the Company in the future or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims or product recalls could have a material adverse effect on the business and financial condition of the Company. In addition, the Company is required under certain of its licensing agreements to indemnify its licensors against certain product liability claims by third parties.

COMPETITION

      The distribution and manufacture of dental supplies and equipment is intensely competitive. For example, there are at least twelve companies offering intraoral camera systems that are competitive with the Company's product. The Company's dental curing and whitening device products face competition from existing curing and whitening systems, including laser systems. Many of the Company's competitors have greater financial and other resources than the Company, and, consequently, such entities may be able to develop, manufacture, market and/or distribute systems that are functionally similar or superior to the Company's products. Moreover, significant price reductions by the Company's competitors could result in a similar reduction in the Company's prices. Any of these competitive pressures may have a material adverse effect on operating results.

      In the United States, the Company competes with other companies that sell dental products, distributors and several major manufacturers of dental products, primarily on the basis of price, customer service and value-added services and products. The Company's principal domestic competitors for its intraoral cameras are Patterson Dental Co., Henry Schein, Inc., Dentsply and Ultrak. The Company's principal domestic competitors for the Apollo(TM) are Air Techniques, Kreativ Products, American Dental Technologies and Argon Laser. The Company's principal domestic competitors for the Apollo Secret(R) whitening product are Kreativ Products, Ultradent Products, Discus Dental, DenMat, Shofu Dental Corporation and American Dental Hygienics/Premier Dental. The Company's principal domestic competitors for the MPDx(TM) are Schick, Dexis, and Trophy. The Company's principal competitors for the Forever White(TM) are Brite Smile and the various teeth-whitening toothpaste products currently on the market.

      The Company also faces competition in its international markets, where the Company competes on the basis of price and product quality against the same dental product distributors and manufacturers.

EMPLOYEES

      At April 10, 2001, the Company had 11 full-time employees, all in the United States. Of the U.S. employees, 1 was in customer service, 9 were in administration and, 1 was engaged in sales and marketing. The Company believes it has a good relationship with its employees and none of its employees are represented by a collective bargaining agreement.

      In April 2001, to reduce overhead and structure the Company as a licensor of dental technology, the Company laid-off an additional 16 employees. The Company believes with the lay-offs in March combined with these, the Company maintains sufficient staff levels to accommodate the new business structure.

ITEM 2. DESCRIPTION OF PROPERTIES

      The corporate headquarters and principal offices of the Company are located in Woodland Hills, California, consisting of approximately 23,800 square feet of space under a lease that expires on February 28, 2005 ("Office Lease"). The Office Lease provides for aggregate minimum monthly rental payments of approximately $25,466. The Company leases a manufacturing facility in Irvine of approximately 12,000 square feet, under a lease that expires October 31, 2001 at a rental payment of $10,000 per month. The Company is currently seeking to sublease the Irvine property for the remainder of the term as the Company has replaced its in-house manufacturing with contract manufacturing. The current manager of the manufacturing facility will be relocating shortly. All leases require the Company to pay taxes, maintenance fees, insurance, and periodic rent increases based on a published price index. The Company does not presently own, or have any current plans to invest in, any interests in real property other than through its leases.

ITEM 3. LEGAL PROCEEDINGS

      BOSTON MARKETING

      The Company had an exclusive distribution agreement with Boston Marketing for the intraoral cameras which required a minimum annual purchase. Boston Marketing alleged that the Company failed to make such minimum purchases for the year ended December 31, 1999. Boston Marketing terminated the agreement and has refused to accept subsequently placed orders. On April 7, 2000 Boston Marketing filed suit in Los Angeles Superior Court alleging breach of contract and seeking unspecified damages. The Company is investigating the allegations and intends to defend the action vigorously believing that it has meritorious defenses to this suit. Trial was originally set for February 26, 2001 and subsequently continued until on or about April 18, 2001. Boston Marketing is claiming approximately $950,000 in damages. Although the Company believes it has defenses to this lawsuit, it may not prevail in its position and the Company could be liable for monetary damages in a material amount. Management has obtained alternative sources of supply for its CCD chips, CCU processors and frame grabbers.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On November 13, 2000, the Company held an annual meeting. Robert H. Gurevitch, Jack Preston, Marvin Kleinberg, John Khademi and Stephen Weinress were elected as directors.

      The votes for each are as follows:

                                                                  For            Against       Abstain
                                                                  --             ------        ------
 Robert H. Gurevitch                                           8,696,016         127,249          0
 Jack Preston                                                  8,696,016         127,249          0
 Marvin Kleinberg                                              8,696,016         127,249          0
 John Khademi                                                  8,696,016         127,249          0
 Stephen Weinress                                              8,646,016         177,249          0

      In addition, the shareholders approved an amendment to its 1997 Stock Option Plan to increase the number of shares to be issued from 1,200,000 to 1,800,000.

      The votes for each were as follows:

     For               Against               Abstain
     ---               -------               -------
 1,989,477             368,301                  0

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


      The Common Stock and Redeemable Common Stock Purchase Warrants are currently traded on the NASDAQ SmallCap Market under the symbols "DMDS" and "DMDSW," respectively, and on the Boston Stock Exchange under the symbols "DMD" and "DMDW," respectively. However, as described below in Risk Factors -- "We will be delisted from the NASDAQ stock market" -- we will be delisted from NASDAQ on April 9, 2001 for failure to meet its continued listing requirement of minimum net tangible assets and minimum trading price. When we are delisted from the Nasdaq Small Cap Market and the Boston Stock Exchange, trading in our Common Stock, if any, will have to be conducted in the over-the-counter market in so-called "pink sheets" or, if then available, the OTC bulletin board. As a result, the holders of our Common Stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our Common Stock.

The following table sets forth the range of the high and low closing prices of the Common Stock on the NASDAQ SmallCap Market as reported by NASDAQ Trading and Market Services. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

                                                                          REDEEMABLE
                                                                         COMMON STOCK
                                                                           PURCHASE
                                                     COMMON STOCK          WARRANTS
                                                     ------------       ---------------
               PERIOD ENDED                          HIGH      LOW      HIGH        LOW
               -----------                           ----      ---      ----        ---
1999
----
March 31, 1999.................................      8.56      5.81     4.19        2.00
June 30, 1999..................................      9.75      6.44     5.25        2.81
September 30, 1999.............................      7.25      3.88     3.50        1.66
December 31, 1999..............................      4.56      2.13     1.81        0.50

2000
----
March 31, 2000.................................      3.44      2.22     1.44        0.75
June 30, 2000..................................      2.06      0.97     0.91        0.47
September 30, 2000.............................      1.75      0.69     0.88        0.28
December 31, 2000..............................      1.38      0.34     0.31        0.02

      On March 23, 2001, the high bid and low ask prices were $0.28 and $0.19, respectively, for the Common Stock and $0.03 and $0.03, respectively, for the Redeemable Common Stock Purchase Warrants. As of March 23, 2001, there were 206 stockholders of record and approximately 1,400 beneficial holders of common stock.

Recent Sales of Unregistered Securities

      On November 16, 2000, the Company acquired the stock of Chrysalis Dental in exchange for 550,000 shares of common stock which was valued at $0.875 per share. Chrysalis Dental manufactures and supplies the Company with its Forever White and Apollo Secret patented tooth whitening formulations.

      From April 2000 through September 2000, 1,246 shares of Series A Exchangeable Preferred Stock were converted into 1,270,216 shares of common stock, and 937 shares of Series B Exchangeable Preferred Stock were converted into 1,288,484 shares of common stock. Under the rules and regulations of the Nasdaq Stock Market, we require stockholder approval to issue 20% or more of our outstanding common stock in a single transaction. Because the rate at which the Series A Preferred Stock and Series B Preferred Stock exchange into common stock fluctuates, it was possible that the number of shares of common stock into which the Series A Preferred Stock or Series B Preferred Stock may exchange could exceed 20%. We agreed with the purchasers of the Series A Preferred Stock and the Series B Preferred Stock that we would seek stockholder approval of these issuances at the 2000 Annual Meeting of Stockholders. Prior to receiving stockholder approval, or if stockholder approval is not obtained, any exchange of shares of Series A Preferred Stock or Series B Preferred Stock in excess of 19.9% of the outstanding common stock of the Company must be paid in cash to the holder of the Series A Preferred Stock or Series B Preferred Stock.

      In late September 2000, all remaining Series A and Series B holders requested to convert their remaining shares. Because we had already issued l9.9% of the outstanding shares, we are obligated to honor the exchange of shares of Series A Preferred Stock or Series B Preferred Stock in cash. The combined obligation to the Series A and Series B holders was approximately $4,200,000. In January 2001, we reached an agreement with the holders of $3,253,000 of such obligation to convert their obligation to common stock at $.70 per share. As of March 23, 2001, $963,000 of the conversion obligation remains outstanding.

      On September 7, 2000, the Company completed a $1,920,000 private placement, selling an aggregate of 2,157,308 shares of common stock at $0.89 a share, and warrants to purchase 719,103 shares of common stock. In connection with this transaction, the placement agent received a placement fee of approximately $50,000, and warrants to purchase 92,697 shares of common stock of the Company.

      On July 21, 2000, the Company completed a $1,550,000 private placement, selling an aggregate of 1,396,396 shares of common stock at $1.11 a share, and warrants to purchase 465,465 shares of common stock. In connection with this transaction, the placement agent received a placement fee of approximately $90,000, and the placement agent and certain individuals affiliated with the placement agent received warrants to purchase 339,640 shares of common stock of the Company.

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

INTRODUCTION

      Dental/Medical Diagnostic Systems, Inc. designs, develops, and sells high technology dental equipment and related consumables. The Company's best selling product for the 2000 fiscal year was the tooth curing and whitening device known as the "Apollo(TM)." The Company also markets and sells a line of whitening products known as "Apollo Secret(R)" for use in conjunction with the Apollo(TM) as well as two home whitening products, Apollo Secret Home and Forever White. Starting in September of 1999, the Company began marketing and selling the MPDx(TM) digital x-ray system. In addition, the Company continues to manufacture and sell intraoral camera systems and a multi-operatory intraoral camera system, known as the InTELInet, for use in connection with the intraoral cameras.

      From early 1996 to mid 1998, the Company was primarily involved in designing, developing, manufacturing, and marketing intra-oral camera systems referred to as "TeliCam Systems". The first shipments to customers of the TeliCam System commenced in early February 1996. The exclusive supply agreement for such products was terminated by the supplier for alleged breaches and the Company now sells its own brand of intraoral camera product. The Company is developing new improved versions of the intraoral camera which it anticipates releasing later in 2001.

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

      On October 10, 1997, the Company entered into an agreement with Suni Imaging Microsystems, Inc. ("Suni") to develop digital x-ray technology for incorporation into a digital x-ray system for the dental market. The Company obtained exclusive rights to market products to the dental market incorporating certain digital x-ray technology developed by Suni. Digital x-ray systems, including those currently on the market, reduce radiation exposure compared to conventional x-ray systems and allow dentists to view x-ray images in real-time without the time-consuming process of film development while eliminating the need to use and dispose of chemicals required to develop conventional x-ray film. The resulting MPDx(TM) digital x-ray system was introduced in September 1999. Due to the difficulty of compliance with certain minimum purchase requirements, the Company is negotiating an amendment to that agreement which would eliminate the exclusivity, resolve open payment obligations and provide the Company with a continuing source of product supply. The amendment has not been finalized and we cannot assure you that these terms will ultimately be agreed to.

RESULTS OF OPERATIONS

      The Company historically derived its revenues primarily from the sale of four product lines: TeliCam intra-oral camera systems, Apollo(TM) curing and whitening devices, Apollo Secret(R) tooth whitening chemicals and ASAP composite materials for use in conjunction with the Apollo(TM), which began shipping in the fourth quarter of 1998 and second quarter of 1999, respectively, and the MPDx(TM) digital x-ray system which began shipping at the end of the third quarter of 1999. Through December 31, 2000, the sales of Apollo Secret(R), ASAP and Forever White have been less than 15% of total sales.

      In April 2001, the Company will cease all direct sales of its dental equipment business and license the related technology to third-party manufacturers and distributors. These agreements will allow the Company to significantly reduce overhead, and will include a license fee and provisions to purchase existing inventory.

      Revenues by product line, for the fiscal years ended December 31, 2000, 1999, and 1998 are reflected in the following table:

                                         1998            %             1999             %              2000            %
                                   --------------       ---       --------------       ---       --------------       ---
Apollo(TM)                         $   11,125,629        58%      $   26,233,445        69%      $    9,411,287        45%
Intraoral cameras                       6,555,540        34%           6,263,014        16%           3,026,649        14%
MPDx(TM)                                       --        --            1,186,615         3%           4,267,980        20%
Consumables                               593,060         3%           2,605,521         7%           2,261,308        11%
Other                                     953,569         5%           1,892,401         5%           2,082,704        10%
                                   --------------       ---       --------------       ---       --------------       ---
                                   $   19,227,798       100%      $   38,180,996       100%      $   21,049,928       100%
                                   ==============       ===       ==============       ===       ==============       ===

      Net Sales. Net sales for the fiscal years ended December 31, 2000, 1999, and 1998, were $21,049,928, $38,180,996, and $19,227,798, respectively.

      Net sales for the fiscal year ended December 31, 2000 decreased approximately 45% from the prior year. Net sales for the fiscal year ended December 31, 1999 increased approximately 99% from the fiscal year ended December 31, 1998. Sales in 2000 are comprised primarily of the Apollo(TM), intraoral cameras, MPDx(TM) digital x-ray systems, and related consumables. The decrease in sales for the fiscal year ended December 31, 2000 was primarily due to the reduction in Apollo sales, both domestically and internationally, resulting from a change in management focus to the new Apollo e-Light(TM) which was substantially delayed and ultimately introduced in the fourth quarter of 2000. However, due to significant returns of initial shipments and an expectation to rework each unit due to design changes, there were no revenues recognized on Apollo e-Light(TM) during the year ended December 31, 2000. There was also a reduction in sales of intraoral cameras both domestically and internationally resulting from weaker demand and increased competition as the market for intraoral cameras matured. This decrease was marginally offset by an increase in the MPDx digital x-ray system sales.

      The increase in sales for the fiscal year ended December 31, 1999 was primarily due to the introduction of the Apollo(TM) and related consumables, which began shipping in Europe during the first quarter of 1998 and in the United States during the third quarter of 1998. In addition, the increase in sales for the fiscal year ended December 31, 1999 is also due to a lesser extent, to the introduction of the MPDx(TM) digital x-ray system in September 1999. The Company expects the decline in intraoral cameras and Apollo sales to continue into the future. No assurance can be given that the Apollo e-Light(TM) and whitening product sales will offset these reduced sales in the future.

      Cost of Sales. Cost of sales for the fiscal years ended December 31, 2000, 1999, and 1998, were $16,323,236, or 78% of net sales, $22,144,868, or 58% of net sales, and $9,820,882, or 51% of net sales, respectively. Cost of sales decreased on an absolute dollar basis from 1999 to 2000 due to a reduction in gross revenues. Cost of sales as a percentage of net sales increased from 1999 to 2000 due to reduced margins on the intraoral camera and Apollo. The margins on the Apollo were reduced as prices were lowered to reduce inventory levels in preparation of the Apollo e-Light product launch. Cost of sales, both on an absolute dollar basis and as a percentage of net sales, increased from 1998 to 1999 primarily due to a decrease in the margin on the TeliCam resulting from increased market saturation and a write down of inventory value to net estimated realizable value during the fiscal year ended December 31, 1999. In 1999, the Company wrote down $805,771 of certain inventory as part of it ongoing assessment of its needs and the realizability of the inventory. The Company expects that the margins on the sale of the Apollos will continue to shrink, and thus the cost of sales of the intraoral cameras and Apollos as a percentage of intraoral cameras and Apollo net sales, respectively, will increase in the future.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $19,471,539, or 93% of net sales, $19,659,552, or 51% of net sales, and $8,764,910, or 46% of net sales, for the fiscal years ended December 31, 2000, 1999, and 1998, respectively. The large increase in selling, general and administrative expenses as a percentage of net sales from 1999 to 2000 is due to the reduction in gross revenues, which was not matched by a corresponding decrease in overhead. The decrease in selling, general and administrative expenses on an absolute dollar basis from 1999 to 2000 is not significant and mainly due to decreases in salaries, advertising, and commission expenses, which were offset by increases in amortization and depreciation, and facility expenses. Salaries and employee benefits decreased from $5,024,413 in 1999 to $4,221,531 in 2000 due to a reduction in headcount that occurred in first and second quarters of 2000. Advertising and marketing costs decreased from $6,702,775 in 1999 to $4,757,831 in 2000 due to a refocusing of our marketing efforts. Commissions decreased from $3,067,552 in 1999 to $1,428,857 in 2000 due to a reduction in gross revenues. Amortization and depreciation expense increased from $888,440 in 1999 to $1,885,604 due to the write-offs of intangible assets relating to the purchase of foreign distributors Midas and DMD GmbH in the third quarter of 2000. Facility expense increased from $376,907 in 1999 to $792,403 in 2000 due to the lease of a 25,000 square foot corporate facility in second quarter 2000.

      The increase in selling, general and administrative expenses as a percentage of net sales from 1998 to 1999 is due to the increase in salaries and employee benefits and increased advertising and marketing costs resulting from the introduction of the MPDx(TM) digital x-ray which began selling late in the third quarter, and enhanced marketing efforts on our other products. Salaries and employee benefits increased from $2,300,048 in 1998 to $5,024,413 in 1999, and advertising and marketing costs increased from $2,256,179 in 1998 to $6,702,775 in 1999. The remaining increase in selling, general, and administrative expenses in 1999 consisted primarily of increased commissions of $1,563,049.

      Research and Development. Research and development expenses totaled $1,063,844, or 5% of net sales, $1,823,003, or 5% of net sales, and $549,304, or
3% of net sales, for the fiscal years ended December 31, 2000, 1999, and 1998, respectively. The absolute dollar decrease in research and development expenses from fiscal 1999 to fiscal 2000 is due to MPDx development being completed in 1999. This decrease was partly offset by increases in expenditures for development of the Apollo e-Light(TM), a hand-held curing light, and a new cordless camera. The research and development expense as a percentage of net sales remained constant in fiscal 2000. Management continued to allocate resources to research and development during the last year to help increase revenue in the longer term. The increase in research and development expenses from fiscal 1998 to fiscal 1999 was due to increased development of the MPDx(TM) digital x-ray which began shipping late in the third quarter of 1999, and the development of a new cordless camera and the Apollo e-Light.

      Nonrecurring Charges. Nonrecurring charges of $566,893 in 1999 consist of the costs incurred with respect to a secondary offering, which was abandoned in the third quarter of 1999.

      Interest and Other Income. Interest and other income totaled $438,367, $434,321, and $195,532, for the fiscal years ended December 31, 2000, 1999, and 1998, respectively. The interest income in 2000 and 1999 is primarily attributable to the interest earned by investing available cash in a short-term management account through Imperial Bank and Comerica Bank. The income from 1998 is attributed to the interest earned by investing the net proceeds of the March 1998 debt placement in a short-term management account through Comerica Securities.

      Interest Expense. Interest expense totaled $639,195, $1,055,813, and $1,739,693, for the fiscal years ended December 31, 2000, 1999, and 1998, respectively. This expense category includes interest paid on capital lease obligations, on bridge notes, on notes payable to related parties, and on the 12% Senior Subordinated Notes. The substantial increase in fiscal 1998 and the decreases in fiscal 1999 and fiscal 2000 are primarily due to the accrued interest and the amortization of the debt discount on the $4.5 million of Senior Subordinated Notes, which was repaid in January 1999 with proceeds from the new credit facility with Imperial Bank.

      Amortization of debt issuance cost totaled $89,046, $64,519, and $235,484, for the fiscal years ended December 31, 2000, 1999, and 1998, respectively. The current year amount represents the amortization of the estimated fair value of the warrants issued to Imperial Bank on March 23, 2000 to amend its credit facility to modify certain of its financial covenants and to extend the repayment terms for an additional year to May 31, 2001. The prior years represent the amortization of the issuance costs incurred in connection with the Bridge Notes issued in November 1996 and the 12% Senior Subordinated Notes issued in March 1998. These costs were amortized over the term of the Notes. The Company repaid the Bridge Notes out of the proceeds of the May 1997 secondary offering. In addition, the Senior Subordinated Notes were repaid in January 1999 out of the proceeds of the Company's new credit facility with Imperial Bank.

      Net Loss. Net loss for the fiscal year ended December 31, 2000 totaled $16,053,171, or $2.28 per share. Net loss for the fiscal year ended December 31, 1999 totaled $6,727,638, or $1.15 per share. Net loss for the fiscal year ended December 31, 1998 totaled $1,816,702, or $0.35 per share.

CAPITAL RESOURCES AND LIQUIDITY

      For the fiscal year ended December 31, 2000, the Company used net cash of approximately $6.2 million in operations as compared to $7.4 million used in 1999. Accounts receivable decreased from $5,756,048 at December 31, 1999 to $913,017 at December 31, 2000, primarily as a result of the decrease in gross revenues in 2000 and continued shift to primarily credit card sales for direct sales to dentists. Accounts payable and accrued liabilities totaling $6,009,625 at December 31, 2000 decreased from $6,765,718 at the prior year-end period primarily due to decreased inventory purchases and decreased accrued commissions. Inventory levels decreased approximately $2.4 million from $7.8 million at December 31, 1999 to $5.4 million at December 31, 2000 as we reduced our Apollo inventory to prepare for the Apollo e-Light launch.

      Cash used in investing activities was approximately $652,000 in 2000 compared to approximately $604,000 used in 1999. Capital expenditures on equipment and furniture for the year ended December 31, 2000 were approximately $530,000 compared to approximately $604,000 in 1999. In addition, cash used in investing activities in 2000 included costs of patent registration of approximately $21,000.

      Cash provided by financing activities was approximately $2.7 million in 2000 as compared to $8.9 million in 1999. In 2000 we issued preferred stock and common stock resulting in net proceeds of approximately $5.4 million offset by a reduction in outstanding borrowings of $2.7 million. In 1999 we issued equity securities resulting in net proceeds of approximately $6.9 million offset by a reduction in outstanding borrowings as further discussed below.

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

      On March 23, 2000, we amended our facility with Imperial Bank to modify certain of its financial covenants and extend the repayment terms. Under this amendment, the fixed rate non-revolving line of credit is due in monthly installments of $100,000 commencing March 31, 2000 until April 30, 2001 with the balance due on May 31, 2001. Interest under this line of credit increased to

10.0% per annum. The $4,000,000 variable rate revolving line of credit and the variable rate loan repayment dates were extended to May 31, 2001, with no principal payments required at any earlier dates. The interest rate under the variable rate revolving line of credit was amended to 0.5% plus the bank's index rate. In addition, we granted the bank 75,000 warrants at an exercise price of $2.50 per share. In connection with the revised repayment schedule, we repaid approximately $2.6 million during the year ended December 31, 2000, which included a $1.5 million certificate of deposit applied to the fixed rate non-revolving line of credit in September 2000. As of December 31, 2000 there are no amounts available under the line of credit.

      At December 31, 2000, September 30, 2000 and June 30, 2000, we were not in compliance with financial covenants of the credit agreement. As of August 18, 2000, we entered into a forbearance agreement stating that so long as the Company remains current in payments of principal and interest Imperial Bank will not exercise any remedies it may have resulting from such lack of compliance. That original forbearance was through September 21, 2000 and has been subsequently extended on a monthly basis with the current extension through April 30, 2001. We are currently seeking alternative financing sources. Additionally in March 2001, Imperial Bank suspended our merchant account, which allows us to process credit cards on our sales. We are currently seeking an alternative merchant account.

      On July 16, 1999 we raised approximately $5,000,000 in additional capital by selling 901,000 shares of common stock to eight investors in a private placement.

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

      On July 21, 2000, we sold an aggregate of 1,396,396 shares of common stock at $1.11 a share, and warrants to purchase 465,465 shares of common stock. The Company received $1,550,000 in gross proceeds less placement agent fees of approximately $90,000 warrants to purchase 300,000 shares of common stock of the Company.

      On September 7, 2000, we issued an aggregate of 2,157,308 shares of common stock at $0.89 a share, and warrants to purchase 719,103 shares of common stock. The Company received $1,920,000 in gross proceeds less placement agent fees of approximately $50,000, and warrants to purchase 92,697 shares of common stock of the Company.

      We have several potential obligations which could be material. One is a potential liability to Boston Marketing which could result from a lawsuit filed against us in April 2000 claiming approximately $950,000 in damages for our failure to comply with minimum purchase and other requirements of the supply agreement for our Telicam products. Although we believe we have meritorious defenses to the claims, trial has been set for on or about April 18, 2001 and we cannot assure you that we will prevail. A material liability arising from this matter would have a negative effect on our liquidity. In addition, we have unfulfilled minimum purchase and other financial obligations to Suni under our exclusive agreements for manufacture of our digital x-ray product. We are in the process of negotiating an amendment to our existing Suni agreement which currently contemplates our becoming a non-exclusive customer of the product and resolving all open matters between us. However, this resolution of our obligations has not been finalized and we cannot assure you that an agreement with Suni will be reached which will resolve these issues.

      We continue to assess our operations and business structure to address our recurring losses, net capital deficiency, conversion obligation under our preferred stock agreement, need to refinance bank debt by May 31, 2001 and significant past due payables. To reduce overhead and decrease operating losses, we initiated several cost reduction measures in March 2001. These actions included an approximate 60% headcount reduction in the corporate headquarters, and a further reassessment of our advertising and marketing strategy to reduce expenditures by approximately $3.8 million annualized. We also intend to relocate to a smaller, more cost-effective corporate facility before the end of the second quarter of 2001. In regards to the conversion obligation under our preferred stock agreement, we are currently negotiating a settlement which contemplates an equity conversion. These discussions are not final and we cannot assure you that this obligation will be converted.

      To further reduce overhead, and streamline operations, in March 2001 the current manager of our manufacturing facility agreed to assume some of the obligations of the facility and begin working on a contract manufacturing basis. We also began similar discussions in March 2001 with our President of DMDS, Ltd. for a similar relationship, whereby the subsidiary would be closed with the existing entity becoming a customer. We anticipate that the implementation of both transactions would significantly reduce overhead and allow for a more predictable cost structure.

      We are also attempting to refinance the capital structure by raising sufficient capital to retire the bank debt and finance continuing development of new products.

      In April 2001, the Company will cease all direct sales of its dental equipment business and license the related technology to third-party manufacturers and distributors. These agreements will allow the Company to significantly reduce overhead, and will include a license fee and provisions to purchase existing inventory.

      However, even if we are successful in reducing costs and achieving profitability, we will need to raise additional capital which may be very difficult given our history of operating losses. Any funds we are able to raise may be on unfavorable terms.

RISK FACTORS

WE HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have experienced significant operating losses in the current and prior years. We have been unable to pay all of our trade creditors and certain other obligations in accordance with their terms. We also have a conversion obligation of $963,000 under our preferred stock agreement and are in violation of various covenants on our loan of $4.2 million with Imperial Bank which expires on May 31, 2001. As of August 18, 2000, we entered into a forbearance agreement stating that so long as we remain current in our payments of principal and interest Imperial Bank will not exercise any remedies it may have resulting from such lack of compliance. That original forbearance was through September 21, 2000 and has been subsequently extended on a monthly basis with the current extension through April 30, 2001. If we are not able to remain current in our payments of principal and interest or obtain additional extensions on the forbearance agreement, Imperial Bank can declare the loans in default and require us to pay the balance of the loan, which is currently approximately $4.2 million. We intend to improve liquidity in various ways such as (a) the completion of equity or debt financing or other strategic transactions; (b) the continued monitoring and reduction of manufacturing, facility and administrative costs; and (c) the development and introduction of new products. However, there is no assurance that we will succeed in accomplishing any or all of these initiatives. Our fiscal 2000 consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

WE WILL BE DELISTED FROM THE NASDAQ STOCK MARKET AND THE BOSTON STOCK EXCHANGE

On March 30, 2001, the Company was notified by Nasdaq that our securities will be delisted from The Nasdaq SmallCap market at the opening of business on April 9, 2001.

The closing sale price of our Common Stock was below $1.00 per share for thirty consecutive days in December 2000. Under the rules and regulations of the Nasdaq Stock Market and the Boston Stock Exchange, to maintain listing on the Nasdaq Small Cap Market and the Boston Stock Exchange we must maintain a trading price per share of more than $1.00. On December 28, 2000, Nasdaq notified us that we had failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days as required for continued listing on The Nasdaq SmallCap Market as set forth in Marketplace Rule 4310(c)(4) (the "Rule"). In accordance with Marketplace Rule 4310(c)(8)(B), we were provided 90 calendar days, or until March 28, 2001 to regain compliance with this Rule by at anytime before March 28, 2001 maintaining a bid price of our common stock of at least $1.00 for a minimum of 10 consecutive trading days. Unfortunately we did not demonstrate compliance within the 90 day period.

In addition, at December 31, 2000 and September 30, 2000 we failed to meet the $2,000,000 minimum for net tangible assets, which is also a requirement for continued listing.

When we are delisted from the Nasdaq Small Cap Market and the Boston Stock Exchange, trading in our common stock, if any, will have to be conducted in the over-the-counter market in so-called "pink sheets" or, if then available, the OTC Bulletin Board. As a result, the holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

When our common stock is delisted from trading on Nasdaq and the Boston Stock Exchange, trading in our common stock will also be subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934. Under such rule, broker/dealers who recommend these low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with the penny stock market. These requirements would likely severely limit the market liquidity of our common stock and the ability of our shareholders to dispose of their shares, particularly in a declining market.

OUR EXISTING MERCHANT ACCOUNT WITH IMPERIAL BANK HAS BEEN SUSPENDED

Imperial Bank has suspended our merchant account, which allows us to process credit cards on our sales. This has significantly affected our ability to generate cash through the shipment of product. We are currently searching for an alternative merchant account, however, we can give no assurances we will secure another source. If we are unable to secure another merchant account, it could have a material adverse effect on our ability to continue operating as a going concern.

WE HAVE SIGNIFICANT OBLIGATIONS FOR WHICH WE DO NOT HAVE SUFFICIENT FUNDS AND WE WILL NEED TO SEEK ADDITIONAL FINANCING.

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

In late September 2000, all remaining Series A and Series B holders requested to convert their remaining shares. Because we had already issued l9.9% of the outstanding shares, we are obligated to honor the exchange of shares of Series A Preferred Stock or Series B Preferred Stock in cash. The combined obligation to the Series A and Series B holders was approximately $4,200,000. In January 2001, we reached an agreement with the holders of $3,253,000 of such obligation to convert their obligation to common stock at $.70 per share. As of March 23, 2001, $963,000 of the conversion obligation remains outstanding. Currently, the Company does not have sufficient liquid funds to meet this obligation.

In addition our $4.2 million in bank debt is due May 31, 2001. We also have $3.6 million in past due payables.

WE WILL NEED TO RAISE SIGNIFICANT ADDITIONAL CAPITAL IN THE SHORT TERM.

At December 31, 2000, we had cash and cash equivalents of $577,729. After taking into account our cash and cash equivalents, projected revenues and receipt of funds from other sources, we will need to raise additional funding through debt or equity financing during the next twelve months to satisfy our requirements for research and product development, marketing, and general and administrative expenses. Our cash requirements, however, may vary materially from those now planned because of changes in our operations or market conditions. In addition, we have a $963,000 conversion obligation under our preferred stock agreements. Further, at December 31, 2000, September 30, 2000 and June 30, 2000, we were not in compliance with financial covenants of our Imperial Bank credit agreement. As of August 18, 2000, we entered into a forbearance agreement stating that so long as we remain current in our payments of principal and interest Imperial Bank will not exercise any remedies it may have resulting from such lack of compliance. That original forbearance was through September 21, 2000 and has been subsequently extended on a monthly basis with the current extension through April 30, 2001. If we are not able to remain current in our payments of principal and interest or obtain additional extensions on the forbearance agreement, Imperial Bank can declare the loans in default and require us to pay the balance of the loan, which is currently approximately $4.2 million. In addition, our bank line expires May 31, 2001 and due, in part to change in ownership of the bank, we do not believe it is likely that it will be renewed.

In all events, we would seek to obtain alternative financing, including bank financing. There can be no assurance that alternative financing, whether from equity or debt financing agreements, will be available, if at all, on favorable terms to us or our stockholders in light of our operating results and the tightening of capital generally. If we need capital and cannot raise additional funds, we may be required to limit or forego the development of new products or limit the scope of our current operations, which could have a material adverse effect on our business, operating results and financial condition. If we raise needed funds through the sale of additional shares of our common stock or securities convertible into shares of our common stock as we have done in the last several years, it would very likely result in dilution to current stockholders.

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH TO EVALUATE OUR LIKELIHOOD OF SUCCESS.

We have only manufactured and distributed our digital x-ray systems since September 1999, our intraoral cameras systems since October 1995 and our Apollo(TM) since March 1998. Therefore, we have a limited relevant operating history upon which to evaluate the likelihood of our success. In addition, our plan to return to profitability is dependant upon significant additional revenues from our two most recent new products, Apollo e and Forever White(TM) and our upcoming new intraoral camera products. The Apollo e began shipment at the end of November 2000 but due to performance issues, design changes were required which delayed revenues, and our national advertising campaign for Forever White(TM) began in August. We have not yet commenced significant sales of Apollo e or Forever White(TM) and we can give no assurances as to the likelihood of success of these products. Factors such as the risks, expenses and difficulties frequently encountered in the operation and expansion of a new business and the development and marketing of new products must be considered in evaluating the likelihood of our success.

WE HAVE A HISTORY OF LOSSES AND ACCUMULATED DEFICIT AND THIS TREND OF LOSSES MAY CONTINUE IN THE FUTURE.

For the period from October 23, 1995 to March 2, 1996, we incurred a net loss of $1,625,213. For the fiscal years ended December 31, 1997, 1998, 1999 and 2000 we had net losses of $2,044,729, $1,816,702, $6,727,638 and $16,053,171,
respectively. At December 31, 2000, our accumulated deficit was $28,130,302. Our ability to obtain and sustain profitability will depend, in part, upon the successful marketing of our existing products and the successful and timely introduction of new products. We can give no assurances that we will achieve profitability or, if achieved, that we will sustain profitability.

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

TWO OF OUR PRIMARY PRODUCTS HAD A SIGNIFICANT DECLINE IN SALES AND IF THIS DECLINE CONTINUES WE MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY.

The TeliCam systems, together with related products such as the InTELInet system, and the Apollo(TM) have been our primary products since inception. We believe that our market for the intraoral cameras, is a market that has declined, as sales have recently been at or below levels of prior comparable periods. These products, however, are planned for phase-out upon the release of the Apollo Legend and Apollo Wireless, the new wireless and wired interoral cameras, scheduled for release in the second quarter of 2001. In addition, there has been a decrease in Apollo(TM) sales as competitor's lamps curing times become closer to that of the Apollo(TM), a trend which we also expect to continue. The Company expects the sales to decrease with the introduction of the Apollo e, however, the product is not being discontinued as the Apollo e does not perform teeth whitening.

AS A RESULT OF THE DECLINE IN SALES OF THE INTRAORAL CAMERAS SYSTEMS AND APOLLO(TM) PRODUCTS, OUR FUTURE DEPENDS ON OUR ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS.

As a result of the decline in our intraoral camera market, our future depends upon our ability to develop and successfully introduce new products to make up for the diminished sales of these products. Development of new product lines is risk intensive and often requires:

      .  long-term forecasting of market trends;

      .  the development and implementation of new designs;

      .   compliance with extensive governmental regulatory requirements; and

      .   a substantial capital commitment.

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

Our sales records indicate that the sales of our products decline within a relatively short period of time following the initial introduction of the product. If this sales pattern holds true for four new products, the Apollo e, the Apollo Legend, the Apollo Wireless and Forever White(TM) and our future products, we must continuously develop and introduce new products in order to maintain an appropriate level of sales and revenue. As a result, if we fail to develop and introduce new products on a timely basis, it could adversely affect our revenues and operating results.

WE SUBSTANTIALLY DEPEND UPON UNAFFILIATED THIRD PARTIES FOR SEVERAL CRITICAL ELEMENTS OF OUR BUSINESS, INCLUDING THE DEVELOPMENT AND LICENSING FOR DISTRIBUTION OF OUR PRODUCTS.

We are dependent upon unaffiliated third party developers and suppliers for the development and manufacture of all of the components used in our dental equipment and for the development and manufacture of our consumable products. Outside of updating our current products, we do not develop any of our technology. Instead of developing technology, we continually seek out third parties that own new and innovative technology that they may be willing to license to us or develop into new dental products under a development agreement. We have had problems in the past obtaining a marketable product from companies with whom we had entered into a licensing arrangement. In March 1998, we entered into a licensing agreement with Ion Laser Technology under which ILT was unable to develop a product in accordance with the delivery schedule established by our agreement that met our specifications; as a result, in August 1998 we were forced to find an alternative product to that which we had contracted with ILT.

IF WE FAIL TO PURCHASE REQUIRED AMOUNTS OF CERTAIN PRODUCTS MANUFACTURED BY SUNI, WE MAY LOSE OUR EXCLUSIVE RIGHTS TO THE DIGITAL X-RAY TECHNOLOGY DEVELOPED FOR US BY SUNI.

In order to maintain our right to be the exclusive dental licensee of the digital x-ray technology developed by Suni, we must make significant minimum periodic royalty payments to Suni, and we must purchase a significant amount of certain products manufactured by Suni. To date, we have made the required periodic minimum royalty payments to Suni, and have purchased the required amounts of certain products manufactured by Suni. If we fail to make such minimum purchases in 2001, Suni may be able to license the developed technology to our competitors, or grant an exclusive license to a competitor, which could have a material adverse effect on our business. Subsequent to December 31, 2000, we began negotiations with Suni due to a projected inability to purchase the required number of units under the manufacturing agreement, for the 2001 calendar year. The agreement is expected to release us from future minimum purchase commitments, settle amounts owed to Suni and result in a loss of exclusive worldwide marketing rights. We cannot assure you that a settlement will be reached.

THE GOVERNMENT EXTENSIVELY REGULATES OUR PRODUCTS AND FAILURE TO COMPLY WITH APPLICABLE REGULATIONS COULD RESULT IN FINES, SUSPENSIONS, SEIZURE ACTIONS, PRODUCT RECALLS, INJUNCTIONS AND CRIMINAL PROSECUTIONS.

The United States Food and Drug Administration or FDA, as well as state and foreign agencies, regulate almost all aspects of our medical devices including:

      .   entry into the marketplace;
      .   design;
      .   testing;
      .   manufacturing procedures;
      .   reporting of complaints;
      .   labeling; and

      .   promotional activities.

Under the Federal Food, Drug, and Cosmetic Act, FDA has the authority to control the introduction of new products into the marketplace. Unless specifically exempted by the agency, medical devices enter the marketplace through either FDA clearance of a premarket approval application or FDA approval of an application for 510k clearance. FDA conducts periodic inspections to assure compliance with it's regulations. The Company has applications pending for a hand held cordless curing lamp and a cordless, remote controlled, high resolution, intraoral camera. The Company received FDA 510k notification for these products during the third quarter of 2000.

Unless specifically exempted by FDA's regulations, we will need to file a 510k submission or PMA application for any new products developed in the future. The process of obtaining a clearance or approval can be time-consuming and expensive. Compliance with FDA's regulatory requirements can be expensive and time consuming. We do not guarantee that the required regulatory approvals or clearances will be obtained. Any approval or clearance obtained from FDA may include significant limitations on the use of the medical device which is the subject of the approval or clearance.

We cannot market a medical device if needed FDA approval or clearance is not granted. Inability to obtain such approval or clearance could result in a delay or suspension of the manufacture and sale of affected medical devices. Any such delay or suspension would have a material adverse effect on our business. In addition, changes in existing regulations or the adoption of new regulations could make regulatory compliance by us more difficult in the future. The failure to obtain the required regulatory clearances or to comply with applicable regulations could result in one or more of the following:

      .   fines;

      .   delays or suspensions of device clearances;

      .   seizure actions;

      .   mandatory recalls;

      .   injunction action; and

      .   criminal prosecution.

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

NONE OF OUR PRODUCTS ARE PROTECTED BY PATENTS, AND THEREFORE, THEY MAY NOT BE ADEQUATELY PROTECTED FROM COPYING BY COMPETITORS.

Our future success and ability to compete is dependent in part upon our proprietary technology used in the Apollo(TM). The Apollo(TM) is currently only protected by a patent in France. We are currently seeking patent protection in all of the countries of the world in which this technology can be marketed. There can be no assurance that patents outside of France will be granted for the Apollo(TM) system, and, if granted, the patents will provide adequate protection for the Company's technologies. Consequently, we rely primarily on trademark, trade secret and copyright laws to protect our technology. However, there can be no assurance that third parties will not try to copy our products. In addition, many foreign countries' laws may not protect us from improper use of our proprietary technology overseas. We may not have adequate remedies if our proprietary rights are breached and therefore a breach of our proprietary rights could have a material adverse effect on our business.

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

Our Series A Preferred Stock and Series B Preferred Stock have been exchanged into common stock at a discount to the market price of our common stock as a result of the formula's included in the preferred stock purchase agreements. This issuance of shares at a discount could result in reductions in the market price of our common stock. Downward pressure on the price of our common stock could encourage short sales of our common stock by third parties. Material amounts of short selling could place further downward pressure on the market price for our common stock. A short sale is a sale of stock that is not owned by the seller. The seller borrows the stock for delivery at the time of the short sale, and buys back the stock when it is necessary to return the borrowed shares. If the price of the stock declines between the time the seller sells short the stock and the time the seller subsequently repurchases the stock, the seller will realize a profit.

A LARGE VOLUME OF SALES OF OUR COMMON STOCK MAY RESULT IN DOWNWARD PRESSURE OR INCREASED VOLATILITY IN THE TRADING PRICE OF OUR COMMON STOCK.

Because in the last six months we have agreed to register for resale shares of common stock in other registration statements totaling 9,426,336, the holders thereof may sell without regard to any volume restrictions, including the volume restrictions set forth in Rule 144 promulgated under the Securities Act of 1933. As a result, sales by the holders of such registered stock could lead to an excess supply of shares of our Common Stock being sold which could, in turn, result in downward pressure or increased volatility in the trading price of our Common Stock.

WE FACE CLAIMS OF BOSTON MARKETING, WHICH COULD RESULT IN SIGNIFICANT LIABILITY AND ADVERSELY AFFECT OUR OPERATING RESULTS.

Effective October 1, 1996, we amended our distribution agreement ("BMC Distribution Agreement") with Boston Marketing, a licensed distributor of the Teli manufactured CCD chip which includes the Teli CCU processor. Pursuant to the BMC Distribution Agreement, we have the exclusive right (i) to market certain Teli manufactured CCD chip assemblies with CCU processors (each a "Teli unit," and collectively the "Teli Units") to the dental market, and (ii) to use the "TeliCam" trademark. The Units are key components of our intraoral digital cameras. The initial term of the BMC Distribution Agreement, as amended, was due to expire December 31, 2000, and was terminable by Boston Marketing if we fail to meet our annual minimum purchase obligation. In April 2000, we were served with a lawsuit that makes numerous claims including the allegation that we failed to make the minimum purchases for calendar year 1999 and 2000, and that the BMC Distribution Agreement has been terminated as a result. Boston Marketing has refused to accept subsequently placed orders. The lawsuit also claims that we failed to pay certain commissions to Boston Marketing. The total amount claimed is approximately $950,000.

We are investigating the claims made by Boston Marketing in their complaint. We intend to defend this matter vigorously and believe we have meritorious defenses to this suit. Although we had settlement discussions with Boston Marketing, no settlement has been reached. Trial was initially set for February 26, 2001 and has subsequently been continued until on or about April 18, 2001. If Boston Marketing prevails at trial, we could owe substantial sums which would negatively impact our operating results.

ITEM 7. FINANCIAL STATEMENTS.


                    DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             PAGE
                                                                                             ----
Report of Independent Accountants........................................................     26

Consolidated Balance Sheets as of December 31, 2000,
 and 1999................................................................................     27

Consolidated Statements of Operations for the Fiscal
 Years ended December 31, 2000, 1999 and 1998............................................     28

Consolidated Statements of Stockholders' Equity (Deficit)
 for the Fiscal Years ended December 31, 2000, 1999 and  1998............................     29

Consolidated Statements of Cash Flows for the Fiscal Years
 ended December 31, 2000, 1999 and 1998..................................................     30

Consolidated Statements of Comprehensive Loss for the
 Fiscal Years ended December 31, 2000, 1999 and 1998.....................................     31

Notes to Consolidated Financial Statements...............................................     32

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Dental/Medical Diagnostic Systems, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Dental Medical Diagnostics Systems, Inc. and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 16 to the consolidated financial statements, the Company changed its method of calculating the beneficial conversion feature associated with the issuance of convertible preferred stock.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations and has a working capital and net capital deficiency all of which raise substantial doubt about its ability to continue as a going concern. In addition, the Company has a conversion obligation of $963,000 under its preferred stock agreements and is in violation of the financial covenants on $4.2 million of bank debt. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
Woodland Hills, California
March 23, 2001

           DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 2000 AND 1999

                                            ASSETS

                                                                          2000              1999
                                                                    --------------    --------------
Current assets
 Cash and cash equivalents.......................................   $      577,729    $    4,615,501
 Restricted cash.................................................          100,000                --
 Accounts receivable, less allowance for returns
  and doubtful accounts of $566,034 and $448,081 at
  December 31, 2000 and 1999.....................................          913,017         5,756,048
 Inventories.....................................................        5,408,691         7,835,377
 Prepaid expenses and other current assets.......................        2,421,576         1,226,199
                                                                    --------------    --------------
       Total current assets......................................        9,421,013        19,433,125

 Property and equipment, net of accumulated depreciation.........        1,635,041         1,302,758
 Intangible assets, net of accumulated amortization..............        1,140,598         2,031,521
 Loans to related parties........................................               --            70,000
 Other assets....................................................          612,413           988,458
                                                                    --------------    --------------
       Total assets..............................................   $   12,809,065    $   23,825,862
                                                                    ==============    ==============

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Current portion of capital lease obligations....................   $       13,826    $       18,670
 Current portion of long term debt...............................               --           122,320
 Borrowings under line of credit.................................        4,148,952         1,000,000
 Accounts payable................................................        4,706,576         4,514,639
 Accrued liabilities.............................................        1,303,049         2,251,079
 Customer deposits...............................................        2,755,383           205,102
                                                                    --------------    --------------
       Total current liabilities.................................       12,927,786         8,111,810


 Long term notes payable.........................................               --         5,702,593
 Capital lease obligations.......................................           69,878                --
                                                                    --------------    --------------
       Total liabilities.........................................       12,997,664        13,814,403

Commitments and contingencies (Note 12)

Mandatory redeemable preferred stock, stated value $1,000 per
 share;..........................................................        4,216,330         1,816,343

Stockholders' equity (deficit):
 Preferred stock, par value $.01 per share; 1,000,000 shares
  authorized; none issued and outstanding........................               --                --
 Common stock, par value $.01 per share; 20,000,000 shares
  authorized; 13,164,963 and 6,497,564 shares issued and
  outstanding at December 31, 2000 and 1999......................          131,649            64,975
 Additional paid in capital......................................       24,093,823        20,535,345
 Accumulated deficit.............................................      (28,130,302)      (12,077,131)
 Cumulative translation adjustment...............................         (500,099)         (328,073)
                                                                    --------------    --------------
       Total stockholders' equity (deficit)......................       (4,404,929)        8,195,116
                                                                    --------------    --------------

       Total liabilities, mandatory redeemable preferred stock
        and stockholders' equity (deficit).......................   $   12,809,065    $   23,825,862
                                                                    ==============    ==============

                The accompanying notes are an integral part of
                   these consolidated financial statements.

           DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                     2000               1999              1998
                                                                 ------------       ------------      ------------
Net sales................................................        $ 21,049,928       $ 38,180,996      $ 19,227,798
Cost of sales............................................          16,323,236         22,144,868         9,820,882
                                                                 ------------       ------------      ------------

  Gross profit...........................................           4,726,692         16,036,128         9,406,916

Selling, general and administrative expense..............          19,471,539         19,659,552         8,764,910
Research and development expense.........................           1,063,844          1,823,003           549,304
Non-recurring charge.....................................                  --            566,893                --
                                                                 ------------       ------------      ------------

  Operating (loss) income................................         (15,808,691)        (6,013,320)           92,702

Interest and other income................................            (438,367)          (434,321)         (195,532)
Interest expense.........................................             639,195          1,055,813         1,739,693
Amortization of debt issuance costs......................              89,046             64,519           235,484
                                                                 ------------       ------------      ------------

 Loss before income taxes and extraordinary item.........         (16,098,565)        (6,699,331)       (1,686,943)

Provision (benefit) for income taxes.....................             (45,394)            28,307           129,759
                                                                 ------------       ------------      ------------

          Net loss.......................................         (16,053,171)        (6,727,638)       (1,816,702)

Accretion of conversion obligation on preferred stock....           2,799,645                 --                --
Beneficial conversion feature on Series B preferred stock              97,478                 --                --
                                                                 ------------       ------------      ------------

Net loss attributable to common stockholders before......         (18,950,294)        (6,727,638)       (1,816,702)
  cumulative effect of accounting change

Cumulative effect of accounting change on beneficial
  conversion feature.....................................           1,179,900                 --                --
                                                                 ------------       ------------      ------------

         Net loss attributable to common stockholders....        $(20,130,194)      $ (6,727,638)     $ (1,816,702)
                                                                 ============       ============      ============

Basic and diluted net loss per share:

  Net loss attributable to common stockholders before
  cumulative effect of accounting change.................        $      (2.14)      $      (1.15)           $(0.35)

  Cumulative effect of accounting change on beneficial
  conversion feature.....................................               (0.14)                --                --
                                                                 ------------       ------------      ------------

  Net loss attributable to common stockholders...........        $      (2.28)      $      (1.15)     $      (0.35)
                                                                 ============       ============      ============

  Basic and diluted weighted average number of shares
  outstanding............................................           8,844,280          5,839,416         5,151,614

                The accompanying notes are an integral part of
                   these consolidated financial statements.

           DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                                     ADDITIONAL
                                                                         COMMON STOCK                  PAID IN
                                                                   SHARES            AMOUNT            CAPITAL
                                                                 ----------       -----------        ------------
Balance, December 31, 1997...........................                5,115,777    $     51,157       $ 11,271,784
  Issuance of common stock for distribution rights...                  100,000           1,000            461,500
  Issuance of warrants with Senior Subordinated Notes                       --              --          1,619,755
  Exercise of stock options..........................                   39,917             399            116,558
  Net loss...........................................                       --              --                 --
  Translation adjustment.............................                       --              --                 --
                                                                 -------------    ------------       ------------
Balance, December 31, 1998...........................                5,255,694          52,556         13,469,597
  Issuance of common stock and warrants in
  connection with preferred stock offering..........                     2,500              25             83,632
  Issuance of common stock for cash, net of issuance
  costs..............................................                  901,000           9,010          4,960,767
  Issuance of common stock for acquisitions..........                  150,000           1,500          1,142,250
  Issuance of common stock for acquisition of
  technology and distribution rights.................                  150,000           1,500            611,000
  Issuance of stock options to non-employees.........                       --              --             89,437
  Exercise of stock options and warrants.............                   38,370             384            178,662
  Net loss...........................................                       --              --                 --
  Translation adjustment.............................                       --              --                 --
                                                                 -------------    ------------       ------------
Balance, December 31, 1999...........................                6,497,564          64,975         20,535,345
  Issuance of warrants in connection with preferred
  stock offering.....................................                       --              --            788,723
  Issuance of common stock for cash, net of issuance
  costs..............................................                3,553,699          35,537          3,293,623
  Issuance of common stock for acquisition of
  Chrysalis Dental, Inc..............................                  550,000           5,500            475,750
  Issuance of common stock for conversion of
  preferred stock....................................                2,558,700          25,587          1,627,828
  Accretion of conversion obligation on preferred
  stock..............................................                       --              --         (2,799,645)
  Issuance of warrants for debt amendment............                       --              --            133,568
  Issuance of common stock and warrants for services.                    5,000              50             38,631
  Net loss...........................................                       --              --                 --
  Translation adjustment.............................                       --              --                 --
                                                                 -------------    ------------       ------------
Balance, December 31, 2000...........................               13,164,963    $    131,649       $ 24,093,823
                                                                 =============    ============       ============

                                                                                    CUMULATIVE
                                                                 ACCUMULATED       TRANSLATION
                                                                   DEFICIT          ADJUSTMENT          TOTAL
                                                                 ------------      ------------      ------------
Balance, December 31, 1997...........................            $ (3,532,791)     $         --      $  7,790,150
  Issuance of common stock for distribution rights...                      --                --           462,500
  Issuance of warrants with Senior Subordinated Notes                      --                --         1,619,755
  Exercise of stock options..........................                      --                --           116,957
  Net loss...........................................              (1,816,702)               --        (1,816,702)
  Translation adjustment.............................                      --             1,205             1,205
                                                                 ------------      ------------      ------------
Balance, December 31, 1998...........................              (5,349,493)            1,205         8,173,865
  Issuance of common stock and warrants in
  connection with preferred stock
  offering...........................................                      --                --            83,657
  Issuance of common stock for cash, net of issuance
  costs..............................................                      --                --         4,969,777
  Issuance of common stock for acquisitions..........                      --                --         1,143,750
  Issuance of common stock for acquisition of
  technology and distribution rights.................                      --                --           612,500
  Issuance of stock options to non-employees.........                      --                --            89,437
  Exercise of stock options and warrants.............                      --                --           179,046
  Net loss...........................................              (6,727,638)               --        (6,727,638)
  Translation adjustment.............................                      --          (329,278)         (329,278)
                                                                 ------------      ------------      ------------
Balance, December 31, 1999...........................             (12,077,131)         (328,073)        8,195,116
  Issuance of warrants in connection with preferred
  stock offering.....................................                      --                --           788,723
  Issuance of common stock for cash, net of issuance
  costs..............................................                      --                --         3,329,160
  Issuance of common stock for acquisition of
  Chrysalis Dental, Inc..............................                      --                --           481,250
  Issuance of common stock for conversion of
  preferred stock....................................                      --                --         1,653,415
  Accretion of conversion obligation on preferred
  stock..............................................                      --                --        (2,799,645)
  Issuance of warrants for debt amendment............                      --                --           133,568
  Issuance of common stock and warrants for services.                      --                --            38,681
  Net loss...........................................             (16,053,171)               --       (16,053,171)
  Translation adjustment.............................                      --          (172,026)         (172,026)
                                                                 ------------      ------------      ------------
Balance, December 31, 2000...........................            $(28,130,302)     $   (500,099)     $ (4,404,929)
                                                                 ============      =============     ============

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                  DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                               2000               1999               1998
                                                                         ---------------    ---------------    ---------------
Cash flows from operating activities:
Net loss...............................................................  $   (16,053,171)   $    (6,727,638)  $     (1,816,702)
 Adjustments to reconcile net loss to net cash used by
  operating activities;
  Depreciation and amortization........................................          709,977            779,365            338,462
 Amortization of debt issue costs......................................           89,046             64,516            235,484
 Amortization of debt discount.........................................               --            348,435          1,271,790
 Allowance for returns and doubtful accounts...........................          121,437            427,174                 --
 Inventory write down..................................................          562,105          1,005,772            156,620
 Write off of intangible assets........................................          783,585                 --                 --
 Write off of related party loans......................................          144,000                 --                 --
 Write off of prepaid royalties........................................          375,000                 --                 --
 Deferred rent.........................................................               --            (15,061)             4,009
 Common stock and stock options issued for services....................           38,681             89,437                 --
 Changes in operating assets and liabilities:
    Accounts receivable................................................        3,970,433         (2,490,970)        (1,782,471)
    Inventories........................................................        1,794,491         (3,297,867)        (2,818,298)
    Prepaid expenses and other current assets..........................       (1,342,716)            92,539           (941,706)
    Other assets.......................................................          706,866           (939,339)           442,831
    Accounts payable...................................................          225,347          2,088,891            889,808
    Accrued liabilities and income taxes payable.......................         (926,133)         1,048,073            220,725
    Customer deposits..................................................        2,559,105            144,269             17,838
                                                                         ---------------    ---------------    ---------------
     Net cash used by operating activities.............................       (6,241,947)        (7,382,404)        (3,781,610)
                                                                         ---------------    ---------------    ---------------
Cash flows from investing activities:
 Loans to related parties..............................................               --                 --             56,000
 Purchase of intangible assets.........................................          (21,349)                --           (304,494)
 Purchase of property and equipment....................................         (530,307)          (603,804)          (722,056)
 Restricted cash.......................................................         (100,000)                --                 --
                                                                         ---------------    ---------------    ---------------
     Net cash used in investing activities.............................         (651,656)          (603,804)          (970,550)
Cash flows from financing activities:                                    ---------------    ---------------    ---------------
 Borrowings from revolving line of credit..............................               --          4,000,000            343,890
 Net proceeds from issuance of notes payable...........................               --          2,953,890          4,625,509
 Payment of debt issuance costs........................................               --                 --           (300,000)
 Repayment of notes payable............................................       (2,668,199)        (5,095,186)                --
 Repayments on borrowings to related parties...........................               --                 --            (45,030)
 Principal payments on capital lease obligations.......................          (34,104)           (26,705)           (17,839)
 Issuance of common stock through exercise of options and                             --
 warrants..............................................................               --            179,046            116,957
 Issuance of common stock..............................................        3,329,160          4,969,777                 --
 Issuance of mandatory redeemable preferred stock......................        2,042,480          1,900,000                 --
                                                                         ---------------    ---------------    ---------------
     Net cash provided by financing activities.........................        2,669,337          8,880,822          4,723,487
                                                                         ---------------    ---------------    ---------------
     Net increase (decrease) in cash and cash
       equivalents.....................................................       (4,224,266)           894,614            (28,673)
Effect of exchange rate changes on cash and cash
 equivalents...........................................................          186,494           (220,418)           (11,084)
Cash and cash equivalents, beginning of period.........................        4,615,501          3,941,305          3,981,062
                                                                         ---------------    ---------------    ---------------
Cash and cash equivalents, end of period...............................  $       577,729    $     4,615,501    $     3,941,305
                                                                         ===============    ===============    ===============
Supplemental cash flow information:
 Interest paid.........................................................  $       449,197    $       455,215    $       310,615
 Income taxes paid.....................................................           18,131             48,840             17,553
Supplemental schedule of non-cash investing and financing
 activities:
 Acquisitions of furniture & equipment through capital
 lease financing.......................................................  $        99,138    $            --    $            --
 Issuance of common stock for acquisition of businesses................          481,250          1,143,750                 --
 Issuance of common stock for acquisition of intangible
 assets................................................................               --            612,500            462,500
 Issuance of common stock on conversion of preferred stock.............        1,653,415                 --                 --
 Sale of assets of Midas UK for note receivable........................          629,921                 --                 --

                         The accompanying notes are an integral part of
                             these consolidated financial statements.

           DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
          FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998




                                                                   2000                1999                  1998
                                                              ------------         -----------           -----------
Net loss                                                      $(16,053,171)        $(6,727,638)          $(1,816,702)
Other comprehensive income (loss):
 Foreign currency translation adjustment                          (172,026)           (329,278)                1,205
                                                              ------------         -----------           -----------
Comprehensive loss                                            $(16,225,197)        $(7,056,916)          $(1,815,497)
                                                              ============         ===========           ===========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

1. GENERAL

      The Company designs, develops, manufactures and sells high technology dental equipment and operates in one industry segment. The Company's primary existing product emphasis is on the manufacture and sale of a tooth curing and whitening device known as the "Apollo(TM)." The Company also markets and sells a line of whitening products known as "Apollo Secret(R)" for use in conjunction with the Apollo(TM). In addition, the Company continues to manufacture and sell intraoral camera systems, and a multi-operatory intraoral camera system, known as the InTELInet, for use in connection with the intraoral cameras. In the third quarter of 1999, the Company introduced the MPDx(TM) digital x-ray system. In June 2000, the Company began marketing the home whitening system, Forever White
(TM), through a national advertising campaign. In the fourth quarter of 2000, the Company introduced the Apollo e, a hand-held, wireless, curing lamp.

      On February 2, 1998 the Company formed "DMDS, Ltd." a wholly owned subsidiary created under the laws of the United Kingdom. DMDS, Ltd. holds the assets acquired in 1997 from S.E.D., a company organized under the laws of France. In addition, the Company is marketing certain of its new products internationally through DMDS, Ltd.

      On March 1, 1999, DMDS, Ltd. purchased the assets of DMD Germany, an independent company organized under the laws of Germany, for a purchase price consisting of 100,000 shares of common stock of the Company. Also, on March 1, 1999, DMDS, Ltd. purchased the assets of Midas, Ltd., an independent company organized under the laws of the United Kingdom, for a purchase price consisting of 50,000 shares of common stock of the Company. During the third quarter of 2000, the Company sold certain assets (accounts receivable, inventory and accounts payable) associated with the direct sale business of Midas Limited, at a sales price equal to the net tangible assets of the business, and the Board of Directors has authorized management to enter into a similar transaction for DMD Germany. The net tangible assets were sold to the former owner in consideration of a note receivable of $629,921, repayable over a two-year period. As a result, the unamortized cost over fair value of assets acquired related to the two entities was written-off during the third quarter of 2000.

      On April 9, 2000, the Company formed Forever White, Inc. as a wholly-owned subsidiary created under the laws of the United States. The Company markets the Forever White product through this subsidiary.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation and Management's Plans

       The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and has a working capital and net capital deficiency that raise substantial doubt about its ability to continue as a going concern. In addition, the Company has a conversion obligation of $963,000 under its preferred stock agreements and is in violation of the financial covenants on $4.2 million of debt from a bank for which it has obtained a forbearance agreement through April 30, 2001 (See Note 10). The bank has also suspended the Company's merchant account. These items raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from its new and existing products to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required until the Company ultimately attains profitability and positive cash flows. The financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

      Management is assessing its operations and business structure to address the factors noted above. To reduce overhead and the Company's breakeven point, the Company initiated several cost reduction measures in March 2001. These actions included an approximate 60% headcount reduction in the corporate facilities, and a further reassessment of the Company's advertising and marketing strategy to reduce advertising and promotion expenditures from the $4.8 million recorded for the year ended December 31, 2000. The Company also plans to relocate to a smaller, more cost-effective corporate facility before the end of the second quarter of 2001. In regards to the conversion obligation under its preferred stock agreements, the Company is currently negotiating a settlement through the issuance of stock. The settlement has not been finalized.

      To further reduce overhead, and streamline operations, the Company began discussions in March 2001 with the current manager of its manufacturing facility to assume the obligations of the facility and begin working on a contract manufacturing basis. Currently, the two companies are operating under an oral agreement and are finalizing the agreement. The Company also began similar discussions in March 2001 with its President of DMDS, Ltd. for a similar relationship, whereby the subsidiary would be closed with the existing entity becoming a customer. Both transactions would significantly reduce overhead and allow for a more predictable cost structure.

      Further, the Company is attempting to refinance the capital structure by raising sufficient capital to retire the bank debt and continue developing new products.

      Additionally, the Company is negotiating to convert existing accounts payable to equity through the issuance of stock, which can only be consummated if the shareholders approve an increase in authorized shares.

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

Revenue Recognition

      The Company recognizes revenue from the sales of equipment and supplies at the time of shipment, net of an allowance for estimated sales returns, once the following conditions have been met: a) an authorized purchase order has been received, b) shipment of the product has occurred, c) collection on account has occurred or is reasonable predictable, d) title has transferred, and e) if stipulated by the contract, customer acceptance has occurred and all significant vendor obligations, if any, have been satisfied. The Company generally warranties its products for one year. A provision for estimated future costs relating to warranty is recorded when equipment is shipped.

Cash and Cash Equivalents

      For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

      Restricted cash at December 31, 2000 relates to the reserve required to be maintained by the financial institution which processes the Company's credit card sales. The amount is a reserve against future chargebacks and credits.

Inventories

      Inventories are carried at standard costs, which approximate the lower of actual cost (first-in; first-out) or market. Such amounts include the cost of materials and, when applicable, labor and overhead.

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

Equipment and software, including capitalized leases...........................................   5 years
Furniture and fixtures.........................................................................   7 years
Leasehold improvements and tooling.............................................................   3 years

Intangible Assets

      Intangible assets consist of amounts paid for licenses, patents and trademarks, acquired technology and the excess cost over fair value of assets acquired. Intangible assets are amortized on a straight-line basis over their estimated useful life, generally five years.

Long-Lived Assets

      The carrying value of long-lived assets is periodically reviewed by management, and impairment losses, if any, are recognized when the expected non-discounted future operating cash flows derived from such assets are less than their carrying values. In the third quarter of 2000, the Company decided to cease the sales of products through the direct sales channel in the U.K. and Germany. As a result, management determined that the carrying value of the intangible assets associated with these operations was impaired and wrote-off the unamortized balance of the intangible assets.

Advertising and Promotion Costs

      Production costs of future media advertising and costs of dental industry trade shows are deferred until the advertising or trade show occurs. All other advertising and promotion costs are expensed as incurred. Total advertising and promotion expenses incurred for the fiscal years ended December 31, 2000, 1999, and 1998, were $4,757,831, $6,702,775, and $2,256,179, respectively. Prepaid advertising and promotion costs at December 31, 2000 and 1999 were $146,411, and $541,489, respectively.

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

Stock-Based Employee Compensation Awards

      Statement of Financial Accounting Standards No. 123, "Accounting for the Awards of Stock-Based Compensation to Employees" ("SFAS No. 123") encourages, but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company has adopted the disclosure requirements of SFAS No. 123, which involves proforma disclosure of net income under SFAS No. 123, detailed descriptions of plan terms and assumptions used in valuing stock option grants. The Company has chosen to continue to account for stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Stock-based awards to non-employees are accounted for in accordance with SFAS No. 123 and EITF 96-18.

Concentration of Credit Risk and Major Customers

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Also, at various times throughout the year, cash balances are maintained in excess of Federally insured deposit limits.

      For the fiscal years ended December 31, 2000, 1999 and 1998 international customers accounted for 45% and 40% of sales, respectively. At December 31, 2000 and 1999, international customers accounted for approximately 82% and 78% of accounts receivable, respectively. No customer accounted for more than 10% of revenues in any of the periods presented. Five customers accounted for 43% of the Company's accounts receivable at December 31, 2000.

      The Company primarily sells with the receipt of a credit card, and provides credit terms solely to certain foreign distributors. Estimated credit losses and returns have been provided for in the financial statements.

      The majority of the Company's current customers consist of dental professionals and independent distributors. Certain of the dental professionals lease the Company's products through third party leasing companies. Under the terms of the sales, the leasing companies have no recourse against the Company.

Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," requires disclosure of fair value information about all financial instruments held by a company except for certain excluded instruments and instruments for which it is not practical to estimate fair value. The carrying value of the Company's financial instruments approximates their fair value due to the short term maturity of the Company's obligations.

Computation of Earnings Per Share

      Net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Net income (loss) per common share assuming dilution is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method, unless antidilutive. For the years ended December 31, 2000, 1999 and 1998 potential common shares related to 938,212, 1,268,979 and 891,806 shares of common stock issuable under outstanding stock options, respectively, and 6,771,540, 4,339,844 and 4,300,000 shares of common stock issuable under outstanding stock warrants, respectively, are excluded from the computation because their effect is antidilutive. For the years ended December 31, 2000 and 1999, potential common shares issuable upon conversion or convertible preferred stock are also excluded from the computation because their effect is antidilutive.

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

      No tax effect has been allocated to the foreign currency translation adjustment for the periods presented.

      The following is a reconciliation of accumulated other comprehensive income balance for the year ended December 31, 2000 and 1999.

                                2000          1999
                             ----------     ---------
Beginning balance            $(328,073)     $   1,205
Current period change         (172,026)      (329,278)
                             ---------       --------
Ending balance               $(500,099)     $(328,073)
                             =========      =========

Foreign Currency

      Financial statements of foreign subsidiaries are translated to US dollars using the exchange rate at the balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. The effect of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into US dollars are accumulated as a separate component of shareholders' equity. Losses resulting from foreign currency transactions are included in the statement of operations and amounted to $(141,337), ($119,824), and ($69,726) for the years ended December 31, 2000,
1999, and 1998, respectively.

Reclassifications

      Certain prior year balances have been reclassified to conform with current year presentation.

Current Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS133 is effective for fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of this new standard will have a material effect on earnings or financial position.

3. RELATED PARTY TRANSACTIONS

      On May 27, 1997, the Company loaned Dewey Perrigo, former Vice President of Sales of the Company, and Andrea Niemiec-Perrigo, a former employee of the Company, $126,000 for the purpose of buying a home. The Promissory Notes evidencing such loans bore interest at prime plus .25% (9.5% at December 31, 2000), and were due and payable on November 30, 2002. On August 19, 1998, a principal payment of $56,000 and an interest payment of $6,152 were made leaving a loan balance of $70,000. During the third quarter of 2000, the remaining loan balance, including interest, was written-off, in connection with the separation of the employees from the Company.

      During the year ended December 31, 2000, the Company paid certain expenses on behalf of Robert Gurevitch, the President of the Company, aggregating $148,000. The advance is being repaid in the form of salary reductions of $74,000 in each of fiscal 2000 and 2001 and taken to compensation expense. As of December 31, 2000, the remaining balance of $74,000 is included within Other Assets.

4. INVENTORIES

      Inventories consisted of the following at December 31, 2000 and 1999:

                                            2000                   1999
                                        ----------              ----------
Raw materials......................     $1,125,035              $3,446,566
Work in process....................         54,559               1,092,058
Finished goods.....................      4,229,097               3,296,753
                                        ----------              ----------
                                        $5,408,691              $7,835,377
                                        ==========              ==========

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Prepaid expenses and other current assets consisted of the following at December 31, 2000 and 1999:

                                                                 2000              1999
                                                             ----------        ----------
VAT recoverable........................................      $  810,706                --
Prepaid royalties......................................         569,111        $  100,000
Note receivable from sale of Midas UK Limited..........         299,100                --
Prepaid advertising and industry trade show fees.......         146,411           541,489
Other..................................................         596,248           584,710
                                                             ----------        ----------
                                                             $2,421,576        $1,226,199
                                                             ==========        ==========

6. PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at December 31, 2000 and 1999:

                                                                                          2000         1999
                                                                                      -----------   ----------
Equipment and software, including $88,250 of capitalized
leases at December 31, 2000 and 1999...........................................        $2,118,666   $1,392,629
Furniture and fixtures, including $99,138 and $0 of
 capitalized leases at December 31, 2000 and 1999..............................           642,760      625,579
Leasehold improvements.........................................................            19,471       52,723
                                                                                      -----------   ----------
                                                                                        2,780,897    2,070,931
Less accumulated depreciation and amortization, including
 $92,370 and $70,067 relating to capitalized leases at
 December 31, 2000 and 1999....................................................        (1,145,856)    (768,173)
                                                                                      -----------   ----------
                                                                                       $1,635,041   $1,302,758
                                                                                      ===========   ==========

7. INTANGIBLE ASSETS

      Intangible assets consisted of the following at December 31, 2000 and 1999:

                                                                                          2000            1999
                                                                                      ----------       ----------
Excess cost over fair value of assets acquired..................................      $  271,938       $1,115,338
Patents and trademarks..........................................................         382,420          384,523
Acquired technology and other...................................................       1,075,000        1,075,000
                                                                                      ----------       ----------
                                                                                       1,729,358        2,574,861
Less accumulated amortization...................................................        (588,760)        (543,340)
                                                                                      ----------       ----------
                                                                                      $1,140,598       $2,031,521
                                                                                      ==========       ==========

8. OTHER ASSETS

      Other assets consisted of the following at December 31, 2000 and 1999:

                                                               2000           1999
                                                             --------       --------
Long-term portion of Midas note receivable...............    $330,821       $     --
Deposits.................................................      40,612         69,347
Prepaid royalties........................................          --        575,000
Other.....................................................    240,980        344,111
                                                             --------       --------
                                                             $612,413       $988,458
                                                             ========       ========

9. ACCRUED LIABILITIES

        Accrued liabilites consisted of the following at December 31, 2000 and 1999:

                                                                 2000            1999
                                                              ----------      ----------
Accrued purchase receipts............................         $  399,421      $  623,571
Accrued warranty.....................................            150,813          90,813
Accrued commissions..................................            138,509         516,064
Accrued royalties....................................            103,059         169,334
Accrued vacation.....................................             97,757         103,578
Accrued salaries, wages, and payroll taxes...........             57,724         156,992
Accrued advertising..................................                 --         125,535
Accrued other........................................            355,766         465,192
                                                              ----------      ----------
                                                              $1,303,049      $2,251,079
                                                              ==========      ==========

10. BORROWINGS UNDER LINE OF CREDIT AND NOTES PAYABLE

      In January 1999, the Company entered into a credit facility (the "Facility") with a bank. The facility comprises a $2,500,000 10% fixed rate non-revolving line of credit, a $4,000,000 variable revolving line of credit (bearing interest of 9.0% at December 31, 1999 and 10.25% at December 31, 2000), and a $450,000 variable rate loan credit (bearing interest of 9.0% at December 31, 1999 and 10.25% at December 31, 2000). As of December 31, 1999 the Company was not in compliance with certain financial covenants and as a result on March 23, 2000 amended certain covenants and extended the repayment terms under the Facility. In connection with the modification of the credit facility the Company granted the bank warrants to purchase 75,000 shares of common stock of the Company at an exercise price of $2.50 per share. The estimate fair value of the warrants, computed using the Black-Scholes option pricing model, was $133,568 and has been recorded as a debt issue cost and is being amortized over the expected period of the debt. Amortization expense for the year ended December 31, 2000 was $89,046.

      As of December 31, 2000 and 1999, the Company had the following amounts outstanding under its facility with the bank:

                                                                         2000            1999
                                                                      ----------      ----------
Variable revolving line of credit due May 31, 2001............        $4,000,000      $4,000,000
Variable rate loan with monthly payments of $12,608 due
  May 31, 2001................................................           148,952         302,593
Fixed rate non-revolving loan due in monthly installments
  through May 31, 2001........................................                --       2,400,000
                                                                      ----------      ----------
                                                                      $4,148,952      $6,702,593
                                                                      ==========      ==========

      At December 31, 2000, September 30, 2000 and June 30, 2000, the Company was not in compliance with certain financial covenants of its credit agreement with the bank. As of August 18, 2000, the Company obtained a forbearance agreement from the bank stating that so long as the Company remains current in its payments of principal and interest, the bank will not exercise any remedies it may have resulting from such lack of compliance. That original forbearance was through September 21, 2000 and has been subsequently extended on a monthly basis with the current extension through April 30, 2001.

11. NOTES PAYABLE:

      Notes payable consisted of the following at December 31, 2001 and 2000:

                                                                              2000          1999
                                                                            --------      --------
Notes payable to certain individuals bearing interest at 12% at
  December 31, 1998. Due on demand prior to December 2000.............      $     --      $122,320
                                                                            --------      --------
                                                                            $     --      $122,320
                                                                            ========      ========


12. COMMITMENTS AND CONTINGENCIES

Leases

      As of December 31, 2000 the Company leases one facility under an operating lease that expires in 2000. On January 25, 2000 the Company leased a second facility under an operating lease that expires in 2005. The leases requires the Company to pay taxes, maintenance fees, and insurance and provide for periodic fixed rent increases based on a published price index. The Company also leases certain equipment under operating leases. Rent expense for all operating leases was approximately $654,000, $196,000 and $189,000 for the fiscal years ended December 31, 2000, 1999 and 1998, respectively. The facility lease is guaranteed by Robert H. Gurevitch, Chief Executive Officer and Chairman of the Board of the Company. The Company also leases certain equipment under capital leases.

      The aggregate liability for future rentals under lease agreements with noncancelable lease terms in excess of one year as of December 31, 2000, is summarized as follows:

                                                                    CAPITAL       OPERATING
YEAR ENDED DECEMBER 31                                               LEASES         LEASES
----------------------                                              --------      ----------
2001...................................................              $25,660      $  376,841
2002...................................................               25,660         373,063
2003...................................................               25,660         372,308
2004...................................................               25,660         362,914
2005...................................................               64,150          60,460
                                                                    --------      ----------
                                                                     166,790      $1,545,586
Less amounts representing:
  Interest.............................................               83,086
  Current portion......................................               13,826
                                                                    --------
Long term portion......................................             $ 69,878
                                                                    ========


Litigation

Effective October 1, 1996, the Company amended its distribution agreement ("BMC Distribution Agreement") with Boston Marketing, a licensed distributor of the Teli manufactured CCD chip which includes the Teli CCU processor. Pursuant to the BMC Distribution Agreement, the Company has the exclusive right (i) to market certain Teli manufactured CCD chip assemblies with CCU processors (model numbers CS6110 S/B with Frame Grabber, CS6110 P S/B with Frame Grabber and the CS6110 S/B without Frame Grabber (each a "Teli Unit" and collectively the "Teli Units")) to the dental market, and (ii) to use the "TeliCam" trademark. The Teli Units are key components of the Company's intraoral digital cameras. The BMC Distribution Agreement has a five-year initial term. The Company has agreed to purchase a minimum of 2,500 Teli Units per year for each of the five years, at an initial price of $750 per Teli Unit. The Boston Marketing Distribution Agreement is terminable by Boston Marketing if the Company fails to meet its annual minimum purchase obligation. The term of the BMC Distribution Agreement may be extended by mutual agreement of the Company and Boston Marketing for an additional five year term. During the fiscal year ended December 31, 1999, the Company purchased fewer than 2,500 units under the BMC Distribution Agreement. Boston Marketing has refused to accept a subsequently placed order. On April 7, 2000 Boston Marketing filed suit in Los Angeles Superior Court alleging breach of contract and seeking unspecified damages. The Company intends to defend the action vigorously believing that it has meritorious defenses to this suit. Trial was originally set for February 26, 2001 and subsequently continued until on or about April 18, 2001. As the Company is unable to predict the outcome of this litigation, no expense has been accrued for the possible adverse resolution of this matter.

Distribution Agreements

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

      Under the agreement with Suni, the Company was required to pay a non refundable fee of $875,000 to Suni to develop technology for a digital x-ray system for the dental market. This non-refundable fee was charged to research and development expense during the year ended December 31, 1997. If the initial prototype developed subsystem was not accepted by the Company, the fee was not refundable to the Company and the Company was under no obligation to pay any additional development fees or financial penalties to Suni. If the initial prototype subsystem was accepted by the Company, upon acceptance of the final prototype subsystem, the Company was obligated to pay an additional development fee of $375,000 which would be offset against future royalty payments, only subsequent to the fourth year of royalty payments. Under the terms of the agreement, the Company will also be required to pay a per unit royalty on each licensed product sold. During 1999, the Company accepted the final prototype subsystem.

      On March 17, 1999, the Company entered into a manufacturing agreement with Suni under which Suni will assemble, test and package the Company's digital x-ray system incorporating the digital x-ray technology developed by Suni for the Company. Under the agreement, which has a three year term, the Company has guaranteed payment in full for at least 3,000 units per year and has agreed to place orders for at least 750 units per quarter. The Company has also agreed to fulfill all of its requirements for the x-ray product from Suni during the term of the agreement. The Company paid $200,000 in advance royalty under this agreement which were fully recouped against royalty obligations.

      The Company is in negotiations with Suni due to a projected inability to purchase the required number of units under the manufacturing agreement for the 2001 year and subsequent calendar years. The agreement is expected to release the Company from future purchase commitments and will result in the loss of exclusive worldwide marketing rights. Based upon these developments the Company wrote-off the $375,000 in prepaid royalties during the year ended December 31, 2000, as management believes these prepaid royalties are no longer recoverable.

      In October 2000, the Company entered into a five-year licensing agreement with GC Corporation of Japan for the Apollo e(TM). Under the terms of the agreement, GC Corporation ("GC") will purchase, from a third party manufacturer, Apollo e(TM) units which incorporate the Company's patented LED technology. In consideration for the technology incorporated in the Apollo e(TM), GC will pay the Company $150 for each unit purchased from the third party manufacturer. Under the terms of the agreement, GC has to purchase a minimum of 25,000 units, subject to adjustment upon the occurrence of certain events, and has made an advance payment to the Company of $750,000 for the first 5,000 units to be purchased from the third party manufacturer. As of December 31, 2000, no units had been purchased by GC and accordingly the $750,000 is included in deferred revenue in the consolidated financial statements.

13. CAPITAL TRANSACTIONS

      On March 2, 1998, the Company entered into an agreement with accredited investors and institutional purchasers for the private placement (the "Debt Placement") of its 12% Senior Subordinated Notes due 1999, and 450,000 warrants (the "1998 Warrants"). The Debt Placement was consummated on March 19, 1998. The 1998 Warrants were exercisable commencing on May 15, 1998, and for five years thereafter for the purchase of one share of common stock per warrant, at an exercise price of $5.812 per share. The Senior Subordinated Notes (i) bore interest payable semi-annually at a rate of 12% per annum; (ii) matured on the first anniversary of the date of issuance; and (iii) could be repaid by the Company prior to maturity at one hundred and two (102%) percent of the amount of the unpaid principal plus interest due as of the date of repayment. As a result of the warrant issuance, the Senior Subordinated Notes were discounted by $1,620,225, which was amortized over the term of the Notes. On January 27, 1999, the Company repaid the Senior Subordinated Notes, in full.

      On July 16, 1999, the Company raised approximately $5,000,000 through the issuance of 901,000 shares of common stock to eight investors. The shares were issued in a private placement and were then registered for resale on a Form S-3 Registration Statement.

      On November 23, 1999 the Company sold an aggregate of 2,000 shares of Series A Exchangeable Preferred Stock, 2,500 shares of common stock and warrants to purchase up to 40,000 shares of common stock. The Company received $2,000,000 in gross proceeds less costs of approximately $100,000. The net proceeds of the offering of $1,900,000 were allocated based on the relative fair value to the preferred stock ($1,816,343) and to the common stock and warrants ($83,657). Prior to March 15, 2000, holders of Series A Exchangeable Preferred Stock could exchange their shares into common stock at $4.00 per share based upon a stated value of $1,000 per share of Series A Exchangeable Preferred Stock. On and after March 15, 2000, holders of Series A Exchangeable Preferred Stock may exchange their shares for shares of common stock at the lesser of $4.00 per share or the average of the closing bid prices of the common stock during any three (3) of the prior thirty (30) consecutive trading days selected by the holder of the Series A Shares then being exchanged. The preferred stock will mandatorily convert to common stock after (i) the third anniversary from the date of issuance; or (ii) if after 122 days from the date of issuance, the average closing bid price of the Company's common stock for twenty consecutive days is at least $8.00 (and trading volume exceeds specified limits). The Company may redeem the preferred stock at any time upon the earlier of (i) a public offering, as defined, or (ii) six months after the original issuance date at a price equal to 140% of the stated value plus accrued and unpaid dividends, unless the closing bid price is less than the market price, as defined, on date of issuance in which case the redemption price shall be at 125% of the stated value. The Preferred Stock will receive $40 in dividends per year with payments due quarterly. The warrants are exercisable into an aggregate of 40,000 shares of Common Stock at $2.749 per share through March 15, 2005.

      On February 29, 2000 the Company sold an aggregate of 2,250 shares of Series B Exchangeable Preferred Stock, "Series B Preferred Stock", B-1 Warrants to purchase up to 225,000 shares of common stock and B-2 Warrants to purchase up to 450,000 shares of common stock. The Company received $2,250,000 in gross proceeds less costs of $207,520. The net proceeds of $2,042,480 were allocated based on the relative fair value to the preferred stock ($1,253,757) and to the warrants ($788,723). The holders of Series B Preferred Stock may exchange their shares for shares of common stock at the lower of (i) $2.85 or (ii) 100% of the market price of the common stock, as defined on the date of exchange. The Series B Preferred Stock is non voting, however, without the consent of at least 75% of the holders of the Series B Preferred Stock, the Company may not alter the terms or preferences of the Series B Preferred Stock, or create any additional classes of preferred stock having liquidation preference over the Series B Preferred Stock. The Series B Preferred Stock ranks equally with the Series A Exchangeable Preferred Stock with respect to dividends and preferences upon liquidation. The Company can require the Series B Preferred Stock to convert to common stock after the third anniversary or in the event the common stock price is at least $10 per share and the trading volume exceeds a specified volume. The Company also has the option to redeem the Series B Preferred Stock after the third anniversary. The Series B Preferred Stock will receive $30 in dividends per year with payments due quarterly. The B-1 and B-2 stock warrants are exercisable into an aggregate 225,000 shares of common stock at $2.51, and 450,000 shares of common stock at $3.50 per share, respectively, through June 15, 2005.

      The Series A and B Preferred Stock agreements also contain provisions that a change in control is deemed a liquidating event and accordingly the Series A and B Preferred Stock have been classified as mandatorily redeemable in the balance sheet.

      On July 21, 2000, the Company completed a $1,550,000 private placement, selling an aggregate of 1,396,396 shares of common stock at $1.11 a share, and warrants to purchase 465,465 shares of common stock at $2.50 per share. In connection with this transaction, the placement agent received a placement fee of approximately $90,000, and warrants to purchase 339,640 shares of common stock of the Company at $1.67 per share.

      On September 7, 2000, the Company completed a $1,920,000 private placement, selling an aggregate of 2,157,308 shares of common stock at $0.89 a share, and warrants to purchase 719,103 shares of common stock at $2.22 per share. In connection with this transaction, the placement agent received a placement fee of approximately $50,000, and the placement agent and certain individuals affiliated with the placement agent received warrants to purchase 92,697 shares of common stock of the Company at $0.89 per share.

      From April 2000 through September 2000, 1,246 shares of Series A Exchangeable Preferred Stock were converted into 1,270,216 shares of common stock, and 937 shares of Series B Exchangeable Preferred Stock were converted into 1,288,484 shares of common stock.

      Under the rules and regulations of the Nasdaq Stock Market, the Company requires stockholder approval to issue 20% or more of outstanding common stock in a single transaction. Because the rate at which the Series A Preferred Stock and Series B Preferred Stock exchange into common stock fluctuates, it was possible that the number of shares of common stock into which the Series A Preferred Stock or Series B Preferred Stock may exchange could exceed 20%. The Company agreed with the purchasers of the Series A Preferred Stock and the Series B Preferred Stock that stockholder approval would be sought for these issuances at the 2000 Annual Meeting of Stockholders. Prior to receiving stockholder approval, or if stockholder approval is not obtained, any exchange of shares of Series A Preferred Stock or Series B Preferred Stock in excess of 19.9% of the outstanding common stock of the Company must be paid in cash to the holder of the Series A Preferred Stock or Series B Preferred Stock.

      In late September 2000, all remaining Series A and Series B holders requested to convert their remaining shares into common stock. Because the Company had already issued l9.9% of the outstanding shares in prior conversions, the Company is obligated to honor the exchange of shares of Series A and Series B Preferred Stock in cash. The combined obligation to the Series A and Series B holders was approximately $4,200,000. As a result, the Company accreted the carrying value of the preferred stock by $2,799,645 which has been recorded as a charge to net loss attributable to common stockholders. In January 2001, the Company reached an agreement with the holders of $3,253,000 of the redemption value of the preferred stock to exchange such value for shares of common stock at $0.70 per share. As of March 23, 2001, $963,000 of the conversion obligation remains outstanding.

      On November 14, 2000, the Company acquired Chrysalis Dental, Inc., the developer and manufacturer of its whitening products (Apollo Secret and Forever White), for 550,000 shares of common stock. In connection with the transaction, $271,938 was recorded as the excess of the purchase price over the estimated fair value of the net assets acquired.

14. STOCK OPTIONS AND WARRANTS

      In March 1997, the Company's Board of Directors approved the "1997 Stock Incentive Plan." Under the plan, incentive stock options and non-statutory stock options may be granted to employees, directors, and consultants to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant and for a term not to exceed 10 years. Options for employees generally vest over a period of 5 years. The maximum number of shares authorized for grants of options under the 1997 Stock Incentive Plan at December 31, 2000 is 1,800,000.

      SFAS No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for the Company's stock based compensation plan. Had compensation costs for the Company's stock option plan been determined based upon the methodology prescribed under SFAS No. 123, the Company's net loss would approximate the pro forma amounts below:

YEAR ENDED DECEMBER 31, 2000:                                                   AS REPORTED         PRO FORMA
-----------------------------                                                  -------------       -------------
Net loss..........................................................             $ (16,053,171)      $ (16,381,502)
Net loss per share (basic and diluted)............................             $       (2.28)      $       (2.31)

YEAR ENDED DECEMBER 31, 1999:                                                   AS REPORTED         PRO FORMA
-----------------------------                                                  -------------       ---------------
Net loss.........................................................              $  (6,727,638)      $    (7,199,832)
Net loss per share (basic and diluted)...........................              $       (1.15)      $         (1.23)

YEAR ENDED DECEMBER 31, 1998:                                                   AS REPORTED         PRO FORMA
-----------------------------                                                  -------------       -------------
Net loss.........................................................              $  (1,816,702)      $  (2,215,967)
Net loss per share (basic and diluted)...........................              $        (.35)      $        (.43)

      The pro forma amounts above were computed using the Black-Scholes option pricing model with the following assumptions for 2000, 1999 and 1998: (i) risk-free interest rate of 5.28%, 6.00% and 4.82%, respectively (ii) expected option life of 5 years, (iii) forfeiture rate of 0, (iv) expected volatility of 82.0%, 80.3% and 72.6%, respectively and (v) no expected dividends.

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996.

      A summary of the status of the Company's stock options as of December 31, 2000, 1999, 1998 and 1997, and the changes during the years ended December 31, 2000, 1999 and 1998, is presented below:

                                                                                  WEIGHTED              WEIGHTED
                                                                                   AVERAGE               AVERAGE
                                                                 NUMBER OF         OPTION              GRANT DATE
                                                                  SHARES        EXERCISE PRICE         FAIR VALUE
                                                                  ------        -------------          ---------
Options outstanding at December 31, 1997...............           600,881              3.63
  Granted..............................................           362,950              4.20               $2.67
  Canceled.............................................           (32,108)             4.85
  Exercised............................................           (39,917)             2.93
                                                                ---------
Options outstanding at December 31, 1998...............           891,806              4.15
  Granted..............................................           454,150              3.61               $2.34
  Canceled.............................................           (38,763)             5.67
  Exercised............................................           (38,214)             4.68
                                                                ---------
Options outstanding at December 31, 1999...............         1,268,979              3.97
  Granted..............................................           178,500              1.53               $1.03
  Cancelled............................................          (509,267)             3.95
  Exercised............................................                --                --                  --
                                                                ---------
Options outstanding at December 31, 2000...............           938,212              3.50
                                                                =========
Options exercisable at December 31, 2000...............           477,882              3.85
Options available for future grant.....................           861,788

                                         OPTIONS OUTSTANDING
                     ---------------------------------------------------------------
                                            WEIGHTED AVERAGE                                        OPTIONS EXERCISABLE
                     ---------------------------------------------------------------      --------------------------------------
  RANGE OF         NUMBER OUTSTANDING AT        REMAINING            WEIGHTED AVERAGE      NUMBER OUTSTANDING    WEIGHTED AVERAGE
EXERCISE PRICE       DECEMBER 31, 2000      CONTRACTUAL LIFE          EXERCISE PRICE      AT DECEMBER 31, 2000    EXERCISE PRICE
--------------       -----------------      ----------------          --------------      --------------------    --------------
$0.88- 2.93                369,178             8.18 years                 $1.62               126,995                 $1.64
$4.00- 4.50                352,500             6.86 years                 $4.08               220,100                 $4.10
$5.00-5.875                181,034             7.16 years                 $5.36               117,397                 $5.31
$6.44- 8.50                 35,500             8.23 years                 $7.88                13,390                 $7.90
                           -------                                                            -------
                           938,212                                                            477,882
                           =======                                                            =======

   The following is a summary of warrants outstanding at December 31, 2000:

      NUMBER OF COMMON
    SHARES UNDER WARRANTS      EXERCISE PRICE        EXPIRATION DATE
    ---------------------      --------------        ---------------
           1,600,000                $5.00            November 27, 2001
             180,000                 5.55            May 14, 2002
           2,069,910                 5.00            May 14, 2002
             450,000                 5.81            May 15, 2003
              40,000                 2.75            November 23, 2004
             675,000                 3.50            March 19, 2005
              64,725                 2.51            March 19, 2005
             465,465                 2.50            August 1, 2005
             339,640                 1.67            August 1, 2005
             719,103                 2.22            September 7, 2005
              92,697                 0.89            September 7, 2005
              75,000                 2.50            May 5, 2007
           ---------
           6,771,540
           =========

15. INCOME TAXES

      The income tax expense (benefit) for the fiscal years ended December 31, 2000, 1999 and 1998 is as follows:

                                                             2000            1999          1998
                                                           --------        --------      --------
Current:
     Federal.....................................          $     --        $     --      $
     State.......................................             1,600           1,600         1,600
     Foreign.....................................           (46,994)         26,707       128,159
                                                           --------        --------      --------
                                                            (45,394)         28,307       129,759
Deferred:
     Federal.....................................                --              --            --
     State.......................................                --              --            --
                                                           --------         -------      --------
          Total..................................          $(45,394)        $28,307      $129,759
                                                           ========         =======      ========

      The Company's effective tax rate for the fiscal years ended December 31, 2000, 1999 and 1998 differs from the statutory federal income tax rate as follows:

                                                                                  2000     1999     1998
                                                                                  ----     ----     ----
Tax provision (benefit) at the statutory rate..........................           (34.0)%  (34.0)%  (34.0)%
Nondeductible expenses.................................................            0.2      0.3       --
State taxes, net of federal benefit....................................             --     (5.6)    (7.1)
Valuation allowance....................................................           34.1     40.3     43.2
Foreign taxes..........................................................             --       --      2.3
Other..................................................................           (0.3)    (1.0)     3.3
                                                                                  ----     ----     ----
                                                                                   --%      --%     7.7%
                                                                                  ====     ====     ====

           The components of the net deferred taxes are as follows:


                                                             DECEMBER 31,             DECEMBER 31,            DECEMBER 31,
                                                                2000                     1999                    1998
                                                             -----------              -----------             -----------
Deferred Tax Assets:
  Inventory reserves...................................       $  168,000              $    181,000            $    64,600
  Warranty accrual.....................................           60,000                    36,000                 33,900
  Allowance for returns and doubtful accounts..........          218,000                   158,000                  8,300
  Deferred revenue.....................................          788,000                    82,000                     --
  Net operating loss carryforwards.....................        7,527,000                 3,888,000              1,625,000
  Research and development credits.....................          141,000                   117,000                171,800
  Accrued vacation.....................................           39,000                    41,000                 25,600
  Fixed assets.........................................           61,000                    38,000                 (7,800)
  Intangible assets....................................            7,000                  (130,000)              (127,000)
  Other................................................          487,000                    56,000                (30,000)
  Valuation allowance..................................       (9,496,000)               (4,467,000)            (1,764,400)
                                                             -----------               -----------            -----------
                                                             $        --               $        --            $        --
                                                             ===========               ===========            ===========

      As a result of the Company's recent loss history, a valuation allowance has been recorded for the full amount of the Company's net deferred tax assets.

      The Company has federal tax and state NOL carryforwards of $18.9 million which begin to expire in 2017 and 2002, respectively. Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the "applicable federal funds rate," as defined in the Internal Revenue Code) and the value of the corporation at the time of a "change of ownership" as defined by Section 382. We have not completed our evaluation of the circumstances under which the exercise of our outstanding warrants and options, combined with our private stock sales over the last few years, may trigger a "change in ownership" under Section 382. If this were to occur, it could significantly diminish the value of our net operating loss carryforwards by limiting the rate at which they could be permitted to offset them against any future taxable income.

16. CUMULATIVE EFFECT OF ACCOUNTING CHANGE

      In November 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-27 "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments" which resulted in a change in accounting for beneficial conversion features on convertible securities. As a result, the Company recomputed the amount of beneficial conversion arising from issuances of convertible securities since May 1999, by comparing the fair value of the common stock on the date of close of the Series A and Series B preferred stock against an effective conversion price, rather than the stated conversion price. As a result, in accordance with the EITF Issue No. 00-27, the Company recorded in the fourth quarter of 2000 a cumulative effect of an accounting change of $1,179,900 as a charge to net loss attributable to common stockholders.

17. NON-RECURRING CHARGES

      During the fiscal year ended December 31, 1999, the Company has a non-recurring charge of $566,893 for costs related to an abandoned secondary offering.

18. SEGMENT INFORMATION

      The Company operates in one segment -- dental medical equipment which, at December 31, 2000, comprised of four main products: TeliCam Systems -- an intraoral camera and dental networking system; Apollo(TM) tooth whitening and curing system; other accessories including the Apollo Secret(R) whitening product; and MPDx(TM) digital x-ray systems. Accordingly no separate segment information is provided other than Enterprise Wide disclosures as required by SFAS No. 131.

      The following are sales by product lines for the year ended December 31, 2000, 1999, and 1998:

                                                                2000              1999             1998
                                                            -----------       -----------      -----------
Apollo(TM)                                                  $ 9,411,287       $26,233,445      $11,125,629
TeliCam                                                       3,026,649         6,263,014        6,555,540
MPDx(TM)                                                      4,267,980         1,186,615               --
Consumables                                                   2,261,308         2,605,521          593,060
Other                                                         2,082,704         1,892,401          953,569
                                                            -----------       -----------      -----------
                                                            $21,049,928       $38,180,996      $19,227,798
                                                            ===========       ===========      ===========

      The Company ships products from its operations in the US and Europe. The following are sales by its US and European locations for the years ended December 31, 2000, 1999 and 1998:

                                                     2000             1999          1998
                                                  -----------    -----------     -----------
Sales by geography:
United States                                     $15,409,160    $26,548,072     $13,182,354
Europe                                              5,640,768     11,632,924       6,045,444
                                                  -----------    -----------     -----------
                                                  $21,049,928    $38,180,996     $19,227,798
                                                  ===========    ===========     ===========

      The following is long-lived asset information by geographic area as of December 31, 2000 and 1999:

                                                     2000            1999
                                                  ----------       ----------
Long Lived assets:
United States                                     $1,176,703       $  949,223
Europe                                               458,338          353,535
                                                  ----------       ----------
                                                  $1,635,041       $1,302,758
                                                  ==========       ==========

19. SUBSEQUENT EVENT


      On January 16, 2001 the Company negotiated final settlement for $3,253,000 of the conversion obligation to certain preferred stockholders through the issuance of stock. The conversion obligation was converted into common stock at a price of $0.70 per share, resulting in approximately 4,647,000 shares of common stock being issued.

20. QUARTERLY FINANCIAL DATE (UNAUDITED)


($ in thousands  except per share data)                                   Quarter Ended
                                          ------------------------------------------------------------------------------------
                                          March 31, 2000       June 30, 2000       September 30, 2000        December 31, 2000
                                          --------------       -------------       ------------------        -----------------
Revenues                                  $    7,999           $    5,642          $    3,357                $    4,052
Gross profit                                   2,830                1,503                 (16)                      409
Net loss                                      (2,999)              (3,146)             (4,955)                   (4,953)
Net loss attributable to common
stockholders                                  (3,136)              (3,177)             (7,776)                   (6,041)
Net loss attributable to common
stockholders per share                          (.48)                (.47)               (.84)                     (.55)

                                                                           Quarter Ended
                                  ---------------------------------------------------------------------------------------
                                  March 31, 1999           June 30, 1999       September 30, 1999      December 31, 1999
                                  --------------           -------------       ------------------      -----------------
Revenues                          $  10,214                 $  10,964            $    6,448                   $  10,555
Gross profit                          5,302                     5,737                 2,116                       2,881
Net income (loss)                     1,159                     1,463                (3,380)                     (5,969)
Net loss attributable to common
stockholders per share                  .17                       .20                  (.54)                       (.92)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

                              PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


      Information regarding the executive officers and directors of the Company is incorporated by reference to the information set forth under the caption "Business--Executive Officers and Directors" and under the caption "Proposal
One: Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's year ended December 31, 2000.

ITEM 10. EXECUTIVE COMPENSATION.

      Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's year ended December 31, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Voting Securities of Principal Stockholders and Management" in the Company's Proxy

Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's year ended December 31, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Executive Compensation -Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's year ended December 31, 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS.


EXHIBIT
  NO.                                DOCUMENT DESCRIPTION
  ---                                --------------------
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

  10.18 Revolving Credit Loan and Security Agreement between the Registrant and Comerica Bank-California, dated as of December 10, 1997.(7)

  10.19 Variable Rate-Single Payment Note of the Company in form of Comerica Bank-California, dated as of December, 10, 1997.(7)

  10.20 First modification to Variable Rate-Single Payment Note, between the Company and Comerica Bank-California, dated as of December 24, 1997.(7)

  10.21 Exclusive License Agreement, by and between the Registrant and Chrysalis Dental, Inc., dated as of October 2, 1998.*(8)

  10.22 Agreement for the Sale of the Seller's Business and Assets, by and among the Registrant, Fadi Nahab and DMDS Ltd., dated March 1, 1999.
            (8)

  10.23 Agreement for the Sale of the Seller's Business and Assets, by and among DMD Gmbh, Ralf Muller and DMDS

 EXHIBIT
   NO.                             DOCUMENT DESCRIPTION
   ---                             --------------------

            Ltd., dated March 1, 1999. (8)

  10.24 Credit Agreement between the Registrant and Imperial Bank, dated as of January 4, 1999. (8)

  10.25 Standard Office Lease, between the Company and Frank F. Parker (with addendum), dated as of August 8, 1997, for 16722 Millikan Avenue, Irvine, CA. (8)

  10.26 Second Addendum to Standard Office Lease, between the Company and Frank F. Parker, dated July 29, 1998, for 16722 Millikan Avenue, Irvine, CA. (8)

  10.27 Suni-DMD Manufacturing, Assembly & Test Services Agreement, by and between Registrant and Suni Imaging Microsystems, Inc., dated as of March 17, 1999.* (8)

  10.28     Contract between DMDS Ltd. and DDM SARL, dated as of March 8, 2000.
            (10)

  10.29 Exclusive License Agreement, by and between the Registrant and Chrysalis, Inc., dated as of October 28, 1999. (10)

  10.30 First amendment to Exclusive License Agreement dated September 29, 1999, by and between the Registrant and Chrysalis Dental, Inc., dated as of November 15, 1999. (10)

  10.31 Letter of Intent for Exclusive License Agreement, by and between the Registrant and Chrysalis Dental, Inc., dated as of September 16, 1998. (10)

  10.32 First amendment to Exclusive License Agreement dated September 16, 1998, by and between the Registrant and Chrysalis Dental, Inc. and Den-Pak, LLC, dated as of August 12, 1999. (10)

  10.33 Stock Purchase Agreement, by and between the Registrant and Chrysalis Dental, Inc., dated as of October 2, 1998. (10)

  10.35 Contract about a manufacturing relationship related to the partial manufacturing of a product called "LED Light" (or Apollo-E-Light), by and between the Registrant and Francois Duret. (10)

  10.36     License Agreement, by and between DMDS Ltd. and Francois Duret. (10)

  10.37 Standard Industrial/Commercial Single Tenant Lease, between the Registrant and Frank F. Parker, dated September 15, 1999, for 1540
            S. Lyon Street, Santa Ana, CA. (10)

  10.38 Standard Industrial Lease, between the Registrant and AKA Enterprises, dated January 25, 2000, for 6416 Variel Avenue, Woodland Hills, CA. (10)

  10.39 Services Agreement by and between the Registrant and Shoebox Entertainment, dated April 27, 1999. (10)

  10.40 Advertising Agreement by and between the Registrant and Jack Wagner and Kristina Wagner, dated June 24, 1999. (10)

  10.41 Exchangeable Preferred Stock and Warrant's Purchase Agreement, by and among the Registrant and the several investors set forth therein, dated as of October 25, 1999. (9)

  10.42 Certificate of Designations, Preferences and Rights of Series A Exchangeable Preferred Stock of the Registrant as filed November 16, 1999. (9)

  10.43     For of Stock Purchase Warrant, dated as of October 25, 1999. (9)

  10.44 Registration Rights Agreement, dated as of October 25, 1999, by and among the Registrant and the several investors set forth therein.
            (9)

  10.45 Exchangeable Preferred Stock and Warrants Purchase Agreement, by and among the Registrant and the several investors set forth therein, dated as of February 24, 2000. (10)

  10.46 Certificate of Designations, Preferences and Rights of Series B Exchangeable Preferred Stock of the Registrant, as filed March 3, 2000. (10)

  10.47     Form of B-1 Stock Purchase Warrant, dated as of February 24, 2000.
            (10)

  10.48     Form of B-2 Stock Purchase Warrant, dated as of February 24, 2000.
            (10)

  10.49 Registration Rights Agreement, dated as of February 24, 2000, by and among the Registrant and the several investors set forth therein.
            (10)

  10.50 Third amendment to promissory note in the principal amount of $2,500,000 and fifth amendment to credit agreement and waiver, dated as of March 23, 2000, by and between the Registrant and Imperial Bank. (10)

  10.51     Third Addendum to Lease between DMD and Frank Parker.

  10.52     Fourth Addendum to Lease between DMD and Frank Parker

  10.53     License Agreement between DMD and GC E.

  10.54 Fifth Amendment and Restated Forbearance Agreement between DMD and Imperial Bank.

  21.1      Subsidiaries of the Registrant. (10)

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

 (5) Incorporated by reference from the Registrant's Report on Form 8-K, dated March 1, 1996.

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

 (b) REPORTS ON FORM 8-K.

       There were no reports on Form 8-K filed on the quarter ended December 31, 2000.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report on Form 10KSB to be signed on its behalf by the undersigned thereunto duly authorized in the City of Los Angeles and State of California on the 13th day of March, 2000.

                                    DENTAL/MEDICAL DIAGNOSTIC SYSTEMS, INC.

                                    By: /s/ Robert H. Gurevitch
                                            Robert H. Gurevitch
                                    Chairman and Chief Executive Officer

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

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated:


SIGNATURE                                      TITLE                                     DATE

/s/ Robert H. Gurevitch        Chairman, Chief Executive Officer, and Director       April 13, 2001
--------------------------
Robert H. Gurevitch


/s/ Jack D. Preston                           Director                               April 13, 2001
--------------------------
Jack D. Preston


/s/ Stephen F. Ross         Chief Financial Officer, Principal Accounting Officer    April 13, 2001
--------------------------
Stephen F. Ross


/s/ Marvin H. Kleinberg                       Director                               April 13, 2001
--------------------------
Marvin H. Kleinberg

/s/ John A. Khademi                           Director                               April 13, 2001
--------------------------
John A. Khademi

                                      51