Form 10KSB/A
period 2000-12-31
DENTAL MEDICAL DIAGNOSTIC SYSTEMS INC
filed 2001-04-27
CIK 738194

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

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

     At April 24, 2001, the issuer had 19,095,948 shares of Common Stock, $0.01 par value per share issued and outstanding.

     The aggregate market value of the outstanding voting and non-voting common equity held by non-affiliates of the issuer computed by reference to the average bid and asked price of such common equity as of April 24, 2001 was $1,145,757.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Transitional Small Business Disclosure format:  Yes  [ ]  No  [X]

================================================================================

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

INFORMATION WITH RESPECT TO DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the Directors and executive officers of the Company as of April 24, 2001.

                       EXECUTIVE OFFICERS AND DIRECTORS


                                                               YEAR
                                                               FIRST
                                                              ELECTED
                                                   AGE AT       OR
                                                  April 24,   APPOINTED
 NAME                                                2001     DIRECTOR  PRINCIPLE OCCUPATION
 ----                                             ---------  ---------  --------------------
DIRECTORS
Robert H. Gurevitch                                   59       1996     MR. GUREVITCH has been Chairman of the
                                                                        Board, Chief Executive Officer and President
                                                                        of the Company since March 1996, and was
                                                                        appointed Secretary of the Company in
                                                                        February 1997. Mr. Gurevitch founded Dental
                                                                        Medical Diagnostic Systems, LLC ("DMD") in
                                                                        October 1995 and was its Chief Executive
                                                                        Officer until it was acquired by the
                                                                        Company. From November 1994 until February
                                                                        1995, Mr. Gurevitch served as Chief
                                                                        Executive Officer of Dycam, Inc., a
                                                                        manufacturer and marketer of digital
                                                                        cameras. From 1987 until his retirement in
                                                                        August 1993, Mr. Gurevitch served as Chief
                                                                        Executive Officer and Chairman of the Board
                                                                        at New Image Industries, Inc. ("New Image"),
                                                                        a manufacturer and distributor of intraoral
                                                                        cameras.
Marvin H. Kleinberg                                   73       1996     MR. KLEINBERG has been a Director of the
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



                                                               YEAR
                                                               FIRST
                                                              ELECTED
                                                   AGE AT       OR
                                                  April 24,   APPOINTED
 NAME                                                2001     DIRECTOR  PRINCIPLE OCCUPATION
 ----                                             ---------  ---------  --------------------
Jack D. Preston                                      67        1997     DR. PRESTON has been a Director of the
                                                                        Company since February 1997. From February
                                                                        1997 through December 1998, he served as a
                                                                        consultant to the Company. Since January
                                                                        1999, he has served as the Executive Vice
                                                                        President of Product Development for the
                                                                        Company. Dr. Preston has been The Don and
                                                                        Sybil Harrington Foundation Professor of
                                                                        Esthetic Dentistry at the University of
                                                                        Southern California School of Dentistry
                                                                        since 1979 where he was also the Chairman of
                                                                        the Department of Oral and Maxillofacial
                                                                        Imaging and the director of Informatics. Dr.
                                                                        Preston is also currently a Diplomat of the
                                                                        American Board of Prosthodontics. Dr.
                                                                        Preston is an international lecturer on
                                                                        various aspects of dentistry, an author of
                                                                        three textbooks and numerous articles and
                                                                        invited chapters, and is widely considered
                                                                        to be a leading expert on current and future
                                                                        applications of computer technology in
                                                                        dentistry.
John A. Khademi                                      38        1999     DR. KHADEMI has been a Director of the
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

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act requires the Company's executive officers, Directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, Directors and greater-than-ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file with the SEC. Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that during the year ended December 31, 2000, all relevant
Section 16(a) filing requirements were complied with. The Company has received no other information with respect to any required filings by its executive officers, Directors, and/or any greater-than-ten-percent stockholders of any class of its securities.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     Effective April 1997, the Company agreed to compensate each of its Directors who are not Officers of, or otherwise employed by, the Company ("Independent Directors") in the form of a $500 fee for their personal attendance at formal meetings of the Board of Directors. No compensation is paid for telephonic meetings. No payments were made to the Directors, as a group, for Board meeting attendance in 2000. In addition, the Company pays all expenses incurred by its Directors for travel, etc. which are directly related to Company business and are within the scope of their positions with the Company, and grants options to each of its Directors, as compensation for serving as Directors.

EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation paid by the Company during the last three fiscal years to Robert H. Gurevitch, the principal executive officer of the Company, to each of the Company's most highly compensated executive officers whose salary and bonus exceeded $100,000 during such year, and to other significant employees.

                          SUMMARY COMPENSATION TABLE


                                                                                                    LONG TERM COMPENSATION
                                                                                              -----------------------------
                                                          ANNUAL COMPENSATION                       AWARDS         PAYOUTS
                                            ------------------------------------------------  -------------------  --------
                                                                        OTHER                   SECURITIES                  ALL
                                                                       ANNUAL      RESTRICTED   UNDERLYING      LTIP       OTHER
                                                SALARY      BONUS   COMPENSATION     STOCK      OPTIONS/SARS   PAYOUTS  COMPENSATION
 NAME AND PRINCIPAL POSITION          YEAR        ($)        ($)        (2)         AWARD(S)        (#)          ($)        ($)
------------------------------------------------------------------------------------------------------------------------------------
Robert H. Gurevitch(1)........        2000      $250,000      --         --            --               --       --          --
  Chairman of the Board of            1999      $300,789      --         --            --           50,000       --          --
  Directors, Chief Executive          1998       286,000      --         --            --           40,000       --          --
  Officer, President and
  Secretary

Dr. Jack P. Preston(3)........        2000      $140,000      --         --            --               --       --          --
  Director, Executive Vice
  President                           1999      $197,950                                            25,000



Irwin Zucker(1)(5)............        2000      $ 22,500      --         --            --               --       --          --
  Chief Operating

Stephen F. Ross(4)............        2000      $170,000      --         --            --           20,000       --          --
  Chief Financial Officer             1999      $149,520      --         --            --           30,000       --          --
                                      1998        51,823                                            35,000

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

(3) Dr. Preston was appointed to the position of Executive Vice President effective January 4, 1999. Dr. Preston was laid off in March 2001.

(4) Mr. Ross was appointed Chief Financial Officer in July 1998. Effective January 1, 2000, Mr. Ross' annual salary was ncreased to $190,000, and then reduced to $150,000 in June 2000. Mr. Ross was laid of in April 2001.

(5) Mr. Zucker was appointed Chief Operating Officer in October 2000. Mr. Zucker was laid off in April 2001.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

     The Company and Mr. Gurevitch have entered into an agreement whereby Mr. Gurevitch has agreed to serve as Chairman of the Board of Directors and Chief Executive Officer of the Company until September 30, 2003. Mr. Gurevitch's agreement provides for compensation including salary at a minimum annual base compensation rate of $298,000, adjusted pursuant to the Consumer Price Index annually starting July of 2000, a car allowance and life insurance policy payable to Mr. Gurevitch's estate and a standard benefits package. This base compensation was reduced to $250,000 in 2000. Pursuant to the terms of his agreement, Mr. Gurevitch may not have any ownership interest, or participate in any way, in any venture which competes with the Company for a period of three "years after the termination of the agreement; provided, however, that the Company must pay Mr. Gurevitch a fee of $100,000 annually for each of the three years in consideration for this non-competition agreement.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information regarding grants of stock options made during the fiscal year ended December 31, 1999 to the executive officers named in the Summary Compensation Table ("Named Executive Officers"). The Company did not grant any stock appreciation rights in 2000.

                             OPTION GRANTS IN 2000



                             NUMBER      PERCENT OF TOTAL
                               OF        OPTIONS GRANTED
                           SECURITIES    TO EMPLOYEES IN
                           UNDERLYING   FISCAL YEAR ENDED     EXERCISE OR   MARKET PRICE
                            OPTIONS        DECEMBER 31,          BASE         ON DATE       EXPIRATION
NAME                        GRANTED           2000           PRICE ($/SH)    OF GRANT         DATE
                           ----------   ----------------     ------------   ------------    ----------
Robert H. Gurevitch..          --              --                  --           *                --
Dr. Jack Preston.....          --              --                  --           *                --
Irwin Zucker.........          --              --                  --           *                --
Stephen F. Ross......      20,000           13.03%              $1.18           *        06/13/2010

---------------
* Unless otherwise indicated, all options were granted at fair market value on the date of grant in accordance with the Company's 1997 Stock Incentive Plan. Fair market value is the average of the bid and asked price for the Common Stock on the trading day prior to grant on the Nasdaq SmallCap Market

     The following table sets forth, for those Named Executive Officers who held stock options at fiscal year end, certain information regarding the number of shares of Common Stock underlying stock options held at fiscal year end, and the value of options held at fiscal year end based upon the closing market price of the Common Stock at December 31, 2000 on the Nasdaq SmallCap Market.

                AGGREGATED FISCAL YEAR END OPTION EXERCISES AND
                         FISCAL YEAR END OPTION VALUES

                                                                               NUMBER OF SECURITIES
                                                                                     UNDERLYING          VALUE OF UNEXERCISED
                                  SHARES                                       UNEXERCISED OPTIONS AT            OPTIONS
                                ACQUIRED ON             VALUE                    DECEMBER 31, 2000         AT DECEMBER 31, 2000
                                 EXERCISE             REALIZED           ----------------------------  --------------------------
        NAME                      (#)(1)               ($)(1)             EXERCISABLE   UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
        ----                 ---------------      ----------------      --------------  -------------  -----------  -------------
Robert H. Gurevitch.........        --                      --                61,120         84,000          --           --
Dr. Jack Preston............        --                      --                41,000         20,000          --           --
Irwin Zucker ...............        --                      --                    --             --          --           --
Stephen F. Ross.............        --                      --                27,000         58,000          --           --

---------------
(1) No options were exercised in fiscal year 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of April 24, 2001 certain information relating to the ownership of each series of the Company's equity securities by(i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the class of equity security, (ii) each of the Company's Directors, (iii) each of the Company's Named Executive Officers, and(iv) all of the Company's executive officers and Directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each of such persons has the sole voting and investment power with respect to the shares owned. Unless otherwise indicated, the address for each of the principle stockholders is c/o Dental/Medical Diagnostic Systems, Inc., 6416 Variel Avenue Woodland Hills, California 91367.

                                                                                            Number of Shares
Title of Class       Name                                                           Beneficially Owned(1)       Percentage(1)
--------------       -----                                                          ---------------------       -------------
Common Stock         Robert H. Gurevitch(2)....................................                   786,358         4.1%
Common Stock         Marvin H. Kleinberg(3)....................................                    27,520           *
Common Stock         Jack D. Preston(4)........................................                    53,500           *
Common Stock         Stephen F. Ross(5)........................................                    31,000           *
Common Stock         John A. Khademi(6)........................................                    24,390           *
Common Stock         Stephen D. Weinress(7)....................................                   552,457           *
Common Stock         Irwin Groner                                                                     ---
Common Stock         AMRO International, S.A.(8)...............................                 3,170,752        16.3%
                       Grossmuensterplatz 6, Zurich, CH 8022 Switzerland
Common Stock         Esquire Trade & Finance, Inc.(9)                                             572,044         3.0%
                       P.O. Box 2154, Baar, CH 6342 Switzerland
Common Stock         Austinvest Anstalt Balzers(10)............................                   689,861         3.6%
                       Landstrasse 938, 9494 Furstenturns, Balzers, Liechtenstein
Common Stock         All Officers and Directors as a Group (7 Persons)(11).....                 1,475,225         7.5%

__________
* Less than one percent.

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

(2) Includes 33,120 shares of Common Stock underlying options which were exercisable on or which will become exercisable within 60 days of April 1, 2001.

(3) Includes 23,520 shares of Common Stock underlying options which were exercisable on or which will become exercisable within 60 days of April 1, 2001.

(4) Includes 41,000 shares of Common Stock underlying options which were exercisable on or which will become exercisable within 60 days of April 1, 2001.

(5) Includes 27,000 shares of Common Stock underlying options, and 4,500 shares of Common Stock underlying warrants, which were exercisable on or which will become exercisable within 60 days of April 1, 2001.

(6) Includes 16,890 shares of Common Stock underlying options which were exercisable on or which will become exercisable within 60 days of April 1, 2001.

(7) Includes a 92,697 warrants to purchase shares of common stock at $0.89 per share and 339,640 warrants to purchase common stock at $l.67 per share owned by L.H. Friend Weinress, Frankson & Presson, LLC, and 90,090 shares of Common Stock and 30,030 warrants to purchase shares of Common Stock at $2.22 per share owned by the Weinress Group. The Weinress Group is controlled by Stephen Weinress, the Vice-Chairman of L.H. Friend and a Director of the Company.

(8) Includes 2,856,752 shares of Common Stock and 314,000 shares of Common Stock underlying warrants, which were exercisable on or which will become exercisable within 60 days of April 1, 2001.

(9) Includes 459,044 shares of Common Stock and 113,000 shares of Common Stock underlying warrants, which were exercisable on or which will become exercisable within 60 days of April 1, 2001.

(10) Includes 576,861 shares of Common Stock and 113,000 shares of Common Stock underlying warrants, which were exercisable on or which will become exercisable within 60 days of April 1, 2001.

(11) Includes 141,530 shares of Common Stock underlying options, and 462,367 shares of Common Stock underlying warrants, which were exercisable on or which will become exercisable within 60 days of April 1, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 1996, the Company entered into an agreement with Boston Marketing Company, Ltd. ("Boston Marketing") pursuant to which the Company obtained worldwide marketing rights in the dental market for the CCU processor and the CCD chip (together, a "Teli Unit") used in the Company's TeliCam System as well as the right to use the "TeliCam" trademark. At the time the Company entered into this agreement, Hiroki Umezaki was an officer, Director and principal stockholder of the Company and is a substantial stockholder and the President of Boston Marketing. Mr. Umezaki is no longer an affiliate or a Director of the Company. At December 31, 2000, the Company owed no moneys to Boston Marketing in connection with Teli Units purchased by the Company prior to that date. During the year ended December 31, 1999, the Company purchased 2,263 Teli Units at an aggregate cost of $1,577,149 from Boston Marketing.

     The Company also has an agreement with Mr. Umezaki pursuant to which he receives a 15% commission on all sales made by the Company in Asia, except Japan in which his commission is 12%. Mr. Umezaki earned approximately $450,000 in commissions for the year ended December 31, 2000.

     During the fiscal year ended December 31, 1999, the Company purchased fewer than 2,500 units under its distribution agreement with Boston Marketing. Boston Marketing has refused to accept a subsequently placed order. On April 7, 2000 Boston Marketing filed suit in Los Angeles Superior Court alleging breach of contract and seeking unspecified damages. The Company is investigating the allegations and intends to defend the action vigorously believing that it has meritorious defenses to this suit. Management has obtained other CCD chips, CCU processors and frame grabbers from third-party suppliers on comparable Terms.

     On May 27, 1997, the Company loaned approximately $126,000 to Dewey Perrigo, an officer of the Company, and Andrea Niemiec-Perrigo, who was then an employee but who is no longer employed by the Company, for the purposes of buying a home. The Promissory Notes evidencing such loan bear interest at prime plus .25% (8.0%) at December 31, 1999 and are due and payable on November 30, 2002. On August 19, 1998, a principal payment of $56,000 and an interest payment of $6,152 were made leaving a loan balance of $70,000. The remaining balance has been subsequently forgiven, with a write-off recorded within the Company's financial statements.

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report on Form 10KSB/A to be signed on its behalf by the undersigned thereunto duly authorized in the City of Los Angeles and State of California on the 25th day of April, 2001.

                                    DENTAL/MEDICAL DIAGNOSTIC
                                    SYSTEMS, INC.

                                    By: /s/   ROBERT H. GUREVITCH
                                        -------------------------------------
                                              Robert H. Gurevitch
                                        Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated:


DATE                       SIGNATURE                                       TITLE
----                       ---------                                       -----
April 25, 2001               *                                    Chairman, Chief Executive
---------------------------------------------------------          Officer, and Director
                      Robert H. Gurevitch


April 25, 2001               *                                    Executive Vice-President
---------------------------------------------------------          and Director
                      Jack D. Preston


April 25, 2001               *                                    Chief Financial Officer,
---------------------------------------------------------          Principal Accounting Officer


April 25, 2001               *
---------------------------------------------------------         Director
                        Stephen F. Ross


April 25, 2001               *
---------------------------------------------------------         Director
                      Marvin H. Kleinberg


April 25, 2001               *
---------------------------------------------------------         Director
                      John A. Khademi

     *By: /s/ ROBERT H. GUREVITCH
--------------------------------------------------------
       Robert H. Gurevitch
        Attorney-in-Fact